Form 10-K
PRICE T ROWE ASSOCIATES INC /MD/
filed 1995-03-30
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-K ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended:  DECEMBER 31, 1994.

Commission file number:  0-14282.

Exact name of registrant as specified in its charter:
T. ROWE PRICE ASSOCIATES, INC.

State of Incorporation:  MARYLAND.

I.R.S. Employer Identification No.:  52-0556948.

Address and zip code of principal executive offices: 100 EAST PRATT STREET, BALTIMORE, MARYLAND 21202.

Registrant's telephone number, including area code:  (410) 547-2000.

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.20 PAR VALUE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] YES. [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

State the aggregate market value of the voting stock (based on last reported NNM price) held by non-affiliates of the registrant (excludes executive officers and directors). $670,209,000 AT FEBRUARY 6, 1995.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date. 28,458,495 SHARES AT MARCH 16, 1995.

DOCUMENTS INCORPORATED BY REFERENCE: Information contained in the Proxy Statement for the 1995 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

Exhibit index is at Item 14(a)3 on pages 40-42.

PART I.

ITEM 1.  BUSINESS.

T. Rowe Price Associates, Inc. and its subsidiaries (the "Company") serve as investment adviser to the T. Rowe Price Mutual Funds (the "Price Funds"), other sponsored investment products, and private accounts of other institutional and individual investors, including defined benefit and defined contribution retirement plans, endowments, foundations, trusts, and other mutual funds. Total assets under management at December 31, 1994 were approximately $57.8 billion, up $3.4 billion since December 31, 1993. The Company also provides various administrative services to its clients, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. The Company was incorporated in Maryland on January 2, 1947 as successor to the investment counseling business formed by the late T. Rowe Price in 1937.

The Company offers its Price Funds' shareholders and private accounts a broad range of investment products designed to attract and retain investors with varying investment objectives. Shareholders are allowed to exchange funds among mutual fund products as economic and market conditions and investor needs change. Each year, the Company introduces several new mutual funds designed to complement and expand its product offerings. New investment products including mutual funds will be introduced if the Company believes that it has personnel with sufficient investment expertise to manage the product successfully and that the product will be attractive to a substantial group of investors over a long period of time. In recent years, equity investing and, more specifically, international equity investing have been the most rapidly growing investment sectors. Investment advisory fees earned on equity assets under management and related expenses incurred to generate such fees are generally higher than those related to fixed income and money market investment products. The Company believes its base of assets under management is well diversified and relatively stable and that its broad range of investment products meets the varied needs and objectives of most individual and institutional investors. Company revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

The investment strategies employed by the Company accommodate a variety of client investment objectives encompassing both domestic and international securities. Equity investment approaches include established growth, emerging growth, equity income, basic value, capital appreciation, systematic and balanced portfolio management. Fixed income approaches for taxable and tax-exempt portfolios include active as well as passive (index) management strategies and management of high yield securities and cash reserves. The Company has also developed several specialized investment management services including private company investing, investing in debt securities and creditor claims of financially-troubled companies, and stable value investment contract management.

Average assets under management (in millions) during the past five years and total assets under management at December 31, 1994 are:

                      1990     1991     1992     1993     1994 12/31/94
                  ________ ________ ________ ________ ________ ________
Price Funds
  Stock           $  6,268 $  7,599 $ 10,280 $ 14,713 $ 21,495 $ 22,833
  Taxable bond       2,629    3,304    5,150    6,025    5,412    4,844
  Tax-free bond      2,144    2,530    3,187    4,169    4,225    3,867
  Money market       6,372    6,177    5,428    4,903    5,333    5,765
                  ________ ________ ________ ________ ________ ________
  Total             17,413   19,610   24,045   29,810   36,465   37,309
Other sponsored in-
 vestment products
 and private
 accounts           11,462   13,066   14,510   17,136   19,490   20,526
                  ________ ________ ________ ________ ________ ________
Total assets under
 management       $ 28,875 $ 32,676 $ 38,555 $ 46,946 $ 55,955 $ 57,835
                  ________ ________ ________ ________ ________ ________
                  ________ ________ ________ ________ ________ ________

The Company's revenues (in thousands) from investment advisory and administrative services provided under agreements with the Price Funds and other clients during the past five years are:

                               1990     1991     1992     1993     1994
                           ________ ________ ________ ________ ________
Investment advisory fees
  Price Funds
    Stock                  $ 36,120 $ 47,712 $ 65,202 $ 96,136 $145,020
    Taxable bond             14,896   17,730   25,149   31,869   28,561
    Tax-free bond            11,451   12,960   15,869   19,873   19,744
    Money market             26,079   25,416   21,780   19,137   20,132
                           ________ ________ ________ ________ ________
    Total                    88,546  103,818  128,000  167,015  213,457
  Other sponsored investment
   products and private
   accounts                  38,883   41,576   46,590   57,794   76,614
                           ________ ________ ________ ________ ________
  Total                     127,429  145,394  174,590  224,809  290,071
                           ________ ________ ________ ________ ________
Administrative fees
  Price Funds                27,621   37,623   45,153   54,184   61,161
  Price Funds' shareholders
   and others                10,874   13,197   18,405   23,024   24,511
                           ________ ________ ________ ________ ________
  Total                      38,495   50,820   63,558   77,208   85,672
                           ________ ________ ________ ________ ________
Total investment advisory
 and administrative fees   $165,924 $196,214 $238,148 $302,017 $375,743
                           ________ ________ ________ ________ ________
                           ________ ________ ________ ________ ________

MUTUAL FUND MANAGEMENT.

OVERVIEW. Each of the Price Funds has a distinct investment objective that has been developed as part of the Company's strategy to provide a broad and balanced selection of investment products. All Funds are sold exclusively by the Company on a no-load basis (without a sales commission). No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of equity and fixed income products. The Company's marketing effort is focused on advertising in the print media and direct mail communications. In addition, considerable direct marketing efforts are targeted at large participant-directed defined contribution plans that invest, at least in part, in mutual funds. The Company believes that its distribution methods and fund shareholder and administrative services promote stability of assets in the Price Funds through market cycles in addition to reducing costs to fund shareholders.

At December 31, 1994, assets under management in the Price Funds aggregated $37.3 billion. The following information includes the net assets (in millions) at December 31, 1994 of each fund available to the investing public, the year the fund was added to the Price family of funds, and the fund's primary investment objective.

STOCK FUNDS:

$2,067.5 GROWTH STOCK (1950) - Long-term growth of capital and increasing dividend income through investment primarily in common stocks of well-established growth companies.

$1,648.4 NEW HORIZONS (1960) - Long-term growth of capital through investment primarily in common stocks of small, rapidly growing companies.

$ 979.5 NEW ERA (1969) - Long-term growth of capital through investment primarily in common stocks of companies that own or develop natural resources and other basic commodities, and other selected, non-resource growth companies.

$5,786.9 INTERNATIONAL STOCK (1980) - Long-term growth of capital through investment primarily in common stocks of established, non-U.S. companies.

$1,228.9 GROWTH & INCOME (1982) - Long-term growth of capital, a reasonable level of current income, and an increase in future income through investment primarily in income-producing stocks with prospects for appreciation and increasing dividends.

$ 646.1 NEW AMERICA GROWTH (1985) - Long-term growth of capital through investment primarily in common stocks of U.S. growth companies that operate in service industries.

$3,203.9 EQUITY INCOME (1985) - Substantial dividend income and capital appreciation by investing primarily in dividend-paying common stocks of established companies.

$ 655.0 CAPITAL APPRECIATION (1986) - Maximum capital appreciation through investment primarily in common stocks that are considered to be undervalued or out of favor with investors, or expected to increase in price over the short-term.

$ 915.1 SCIENCE & TECHNOLOGY (1987) - Long-term growth of capital through investment primarily in common stocks of companies that are expected to benefit from the development, advancement, and use of science and technology.

$ 408.4 SMALL-CAP VALUE (1988) - Long-term capital growth through investment primarily in common stocks of small companies that are believed to be undervalued and have potential for capital appreciation.

$ 437.4 INTERNATIONAL DISCOVERY (1988) - Long-term growth of capital through investment primarily in common stocks of rapidly growing, small- to medium-sized non-U.S. companies.

$ 366.5 EUROPEAN STOCK (1990) - Long-term growth of capital by investing primarily in common stocks of both large and small European companies.

$ 270.2 EQUITY INDEX (1990) - Replication of the total return performance of the U.S. equity markets as represented by the Standard & Poor's 500 Composite Stock Index by investing substantially all of its assets in stocks included in the Index.

$ 879.4 SPECTRUM GROWTH (1990) - Long-term growth of capital and growth of income by investing primarily in a diversified group of seven T. Rowe Price mutual funds that invest principally in equity securities.

$1,987.6 NEW ASIA (1990) - Long-term growth of capital by investing in both large and small companies domiciled or with primary operations in Asia, excluding Japan, and in Pacific Rim countries, such as Australia and New Zealand.

$ 392.0 BALANCED (1991) - Capital appreciation, current income, and preservation of capital by investing in a diversified portfolio of common stocks and bonds. Common stocks are generally expected to represent approximately 60% of total assets.

$ 169.3 JAPAN (1991) - Long-term growth of capital by investing in common stocks of large and small companies domiciled or with primary operations in Japan.

$ 100.5 MID-CAP GROWTH (1992) - Long-term growth of capital by investing primarily in common stocks of companies with medium-sized market capitalizations and the potential for above-average growth.

$ 196.7 OTC (1992) - Long-term growth of capital through investment primarily in common stocks of small- to medium-sized companies that trade in the U.S. over-the-counter ("OTC") market.

$   53.6  DIVIDEND GROWTH (1992) - A growing level of dividend income, long-
          term capital appreciation, and a reasonable level of current income by investing primarily in dividend-paying stocks.

$   39.0  BLUE CHIP GROWTH (1993) - Long-term growth of capital through investments primarily in the common stocks of established, high quality, growth companies.

$ 163.8 LATIN AMERICA (1993) - Long-term growth of capital by investing primarily in common stocks of companies domiciled or with primary operations in Latin America.

$    8.3  PERSONAL STRATEGY - BALANCED (1994) - Highest total return over time consistent with both capital appreciation and income by investing in a diversified portfolio consisting of 50-70% stocks and the balance in bonds and money market securities.

$    6.5  PERSONAL STRATEGY - GROWTH (1994) - Highest total return over time consistent primarily with capital appreciation by investing in a diversified portfolio consisting of 70-90% stocks and the balance in bonds and money market securities.

$    6.0  PERSONAL STRATEGY - INCOME (1994) - Highest total return over time consistent with a primary emphasis on income and secondary emphasis on capital appreciation by investing in a diversified portfolio consisting of 30-50% stocks and the balance in bonds and money market securities.

$    8.8  VALUE FUND (1994) - Long-term capital appreciation by investing primarily in common stocks believed to be undervalued.

$    2.4  CAPITAL OPPORTUNITY (1994) - Superior capital appreciation over time by investing primarily in U.S. common stocks of small, medium and large companies.

TAXABLE BOND FUNDS:

$1,367.8 NEW INCOME (1973) - Highest level of income over time consistent with the preservation of capital through investment primarily in marketable debt securities.

$1,040.4 HIGH YIELD (1984) - High current income through investment primarily in a widely diversified portfolio of lower-quality, long-term corporate bonds, often called high yield or junk bonds, and income producing convertible securities and preferred stocks.

$ 474.9 SHORT-TERM BOND (1984) - High level of income consistent with minimum fluctuation in principal value and liquidity through investment primarily in short- and intermediate-term debt securities. The Fund's dollar-weighted average effective maturity will not exceed three years.

$ 752.3 GNMA (1985) - High level of current income consistent with maximum credit protection and moderate price fluctuation by investing exclusively in securities backed by the full faith and credit of the U.S. Government, primarily Government National Mortgage Association (GNMA) mortgage-backed securities, and instruments involving these securities.

$ 738.1 INTERNATIONAL BOND (1986) - High current income by investing in a diversified portfolio of nondollar-denominated, high-quality government and corporate bonds.

$ 163.2 U.S. TREASURY INTERMEDIATE (1989) - High level of income consistent with maximum credit protection and moderate price fluctuation in principal value by investing primarily in U.S. Treasury securities and repurchase agreements with a remaining effective maturity of no more than seven and one-half years.

$   58.3  U.S. TREASURY LONG-TERM (1989) - Highest level of current income consistent with maximum credit protection by investing primarily in U.S. Treasury securities and repurchase agreements. The Fund's dollar-weighted average maturity may range from ten to thirty years.

$ 625.0 SPECTRUM INCOME (1990) - High level of current income consistent with moderate price fluctuation by investing primarily in a diversified group of seven T. Rowe Price Mutual Funds that invest principally in fixed income securities.

$   36.5  GLOBAL GOVERNMENT BOND (1990) - High current income by investing primarily in high-quality U.S. and foreign government bonds.

$ 120.9 ADJUSTABLE RATE U.S. GOVERNMENT (1991) - Highest level of current income consistent with minimal share price fluctuation. A change in the Fund's name to Short-Term U.S. Government is pending.

$   56.4  SHORT-TERM GLOBAL INCOME (1992) - High current income consistent with modest price fluctuation by investing primarily in high-quality, short-term U.S. and foreign fixed-income securities. The Fund's dollar-weighted average effective maturity will not exceed three years.

$   16.3  SUMMIT GNMA (1993) - High level of income and maximum credit protection by investing primarily in mortgage-backed certificates issued by GNMA as well as in other U.S. government agency securities.

$   17.3  SUMMIT LIMITED-TERM BOND (1993) - High level of income consistent with moderate fluctuation in principal value by investing primarily in investment-grade corporate bonds. The Fund's dollar-weighted average effective maturity will not exceed five years.

$    2.0  EMERGING MARKETS BOND (1994) - High income and capital appreciation by investing in non-investment grade, short- and intermediate-term, high yielding (high risk) debt securities issued by governments and corporations in the emerging foreign markets of less developed countries.

TAX-FREE BOND FUNDS:

$1,253.9 TAX-FREE INCOME (1976) - High level of income exempt from federal income taxes by investing primarily in long-term, investment-grade municipal securities.

$ 451.1 TAX-FREE SHORT-INTERMEDIATE (1983) - High level of income exempt from federal income taxes consistent with modest price fluctuation by investing primarily in investment grade short- and intermediate-term municipal bonds.

$ 802.2 TAX-FREE HIGH YIELD (1985) - High level of income exempt from federal income taxes by investing primarily in long-term, low- to upper-medium quality municipal bonds.

$ 110.8 NEW YORK TAX-FREE BOND (1986) - Highest level of income exempt from federal, New York state and New York city income taxes by investing primarily in investment-grade New York municipal bonds.

$ 122.2 CALIFORNIA TAX-FREE BOND (1986) - Highest level of income exempt from federal and California state income taxes by investing primarily in investment-grade California municipal bonds.

$ 675.3 MARYLAND TAX-FREE BOND (1987) - Highest level of income exempt from federal and Maryland state and local income taxes by investing primarily in investment-grade Maryland municipal bonds.

$   53.3  NEW JERSEY TAX-FREE BOND (1991) - Highest level of income exempt from federal and New Jersey state income taxes by investing primarily in investment-grade New Jersey municipal bonds.

$ 143.9 VIRGINIA TAX-FREE BOND (1991) - Highest level of income exempt from federal and Virginia state income taxes by investing primarily in investment-grade Virginia municipal bonds.

$   79.8  TAX-FREE INSURED INTERMEDIATE BOND (1992) - High level of income exempt from federal income taxes, maximum credit protection, and moderate price protection by investing primarily in intermediate-term municipal bonds whose interest and principal payments are insured by private insurance companies.

$   76.3  MARYLAND SHORT-TERM TAX-FREE BOND (1993) - Highest level of income exempt from federal and Maryland state and local income taxes consistent with modest fluctuation in principal value by investing primarily in investment-grade Maryland municipal bonds.

$   51.7  FLORIDA INSURED INTERMEDIATE TAX-FREE BOND (1993) - High level of income exempt from federal income taxes while minimizing credit risk by investing primarily in high-quality Florida municipal bonds whose interest and principal payments are insured by private insurance companies.

$   20.9  GEORGIA TAX-FREE BOND (1993) - Highest level of income exempt from federal and Georgia state income taxes by investing primarily in investment-grade Georgia municipal bonds.

$    7.3  SUMMIT MUNICIPAL INCOME (1993) - High level of income exempt from federal income taxes by investing primarily in long-term, investment-grade municipal bonds.

$   16.2  SUMMIT MUNICIPAL INTERMEDIATE (1993) - Highest possible income exempt from federal income taxes consistent with moderate price fluctuation by investing primarily in investment-grade municipal bonds.

$    2.0  VIRGINIA SHORT-TERM TAX-FREE BOND (1994) - Highest level of income exempt from federal and Virginia state income taxes consistent with modest fluctuation in principal value by investing primarily in investment-grade Virginia municipal bonds.

MONEY MARKET FUNDS:

$3,891.0 PRIME RESERVE (1976) - Preservation of capital, liquidity, and, consistent with these, the highest possible current income by investing primarily in high-quality, U.S. dollar-denominated money market securities.

$ 712.6 TAX-EXEMPT MONEY (1981) - Preservation of capital, liquidity, and, consistent with these, the highest current income exempt from federal income taxes by investing in high-quality, short-term municipal securities.

$ 704.4 U.S. TREASURY MONEY (1982) - Maximum safety of capital, liquidity and, consistent with these, the highest possible current income by investing primarily in a portfolio of U.S. Treasury securities.

$   68.8  NEW YORK TAX-FREE MONEY (1986) - Highest possible current income exempt from federal, New York state and New York city income taxes consistent with preservation of principal and liquidity by investing in high-quality, short-term municipal securities.

$   77.1  CALIFORNIA TAX-FREE MONEY (1986) - Highest possible current income exempt from federal and California state income taxes consistent with preservation of principal and liquidity by investing in high-quality, short-term municipal securities.

$ 249.8 SUMMIT CASH RESERVES (1993) - Preservation of capital, liquidity, and, consistent with these, the highest possible current income by investing principally in the highest-quality U.S. dollar-denominated money market securities.

$   61.0  SUMMIT MUNICIPAL MONEY MARKET (1993) - Preservation of capital, liquidity, and, consistent with these, the highest possible current income exempt from federal income taxes by investing exclusively in high-quality municipal securities.

The Company also sponsors the Foreign Equity Fund, an international stock fund founded in 1989 for institutional investors which seeks long-term growth of capital through investments primarily in common stocks of established non-U.S. companies. Assets under management in this fund were $1.1 billion at December 31, 1994.

AGREEMENTS WITH PRICE FUNDS. The Company provides investment advisory, distribution and administrative services to the Price Funds under investment management, underwriting, transfer agency and service agreements. Pursuant to investment management agreements with each of the Price Funds, the Company provides investment advisory services to each fund, subject to the authority of each fund's board of directors and to each fund's fundamental investment objective. The investment management agreements with the Price Funds are approved annually by the directors of the respective funds, including a majority of the directors who are not "interested persons" of the funds or the Company as defined under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Amendments to such agreements must be approved by the Price Funds' shareholders. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and either party may terminate the agreement without penalty after notice (generally 60 days). Each fund has the right to use the "T. Rowe Price" name for so long as its investment management agreement with the Company remains in effect.

The Company is paid an investment advisory fee based upon the average daily net assets of the funds and separate administrative fees for the support services rendered by the Company. Management of the Company and the independent directors of the Price Funds regularly review the fund fee structures in light of fund performance, the level and range of services provided, industry conditions, and other factors. The current advisory fee structure for most of the Price Funds (excluding the Price Spectrum and Summit Funds, the Price Equity Index Fund and the Foreign Equity Fund) includes a group fee based on the combined net assets of the funds and an individual fee based on the net assets of each fund.

Each fund (excluding the Price Summit Funds) bears all expenses associated with the operation of the fund and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees; shareholder servicing fees and expenses; fund accounting fees and expenses; transfer agent fees; custodian fees and expenses; legal and auditing fees; expenses of preparing, printing and mailing prospectuses and shareholder reports to existing shareholders; registration fees and expenses; proxy and annual meeting expenses; and independent directors' fees and expenses. All advertising, promotion and selling expenses are borne by the Company.

The Company does, however, absorb expenses of funds that are in excess of limitations established under state securities laws. The Company does not expect that state expense limits, at current fee and expense levels, will have any significant effect on the results of its operations. The Company generally guarantees that a newly-organized fund's expenses will not exceed a specified ratio during its initial operations. Allowances made for reduced advisory fees and other mutual fund expenses in excess of limitations may be recovered in future periods if and when fund performance and related expense limitation provisions permit.

Pursuant to underwriting agreements with each fund, T. Rowe Price Investment Services, Inc. ("TRP Investment Services") is the exclusive distributor of the Price Funds. The agreements provide that TRP Investment Services shall always offer the funds' shares at a public offering price equal to the net asset value per share and shall use its best efforts to obtain investors for the funds. The underwriting agreements with the Price Funds are approved annually by the directors of the respective funds, including a majority of the directors who are not "interested persons" of the funds or the Company as defined under the Investment Company Act. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act), and either party may terminate the agreement without penalty after notice (generally 60 days). TRP Investment Services does not receive a separate fee for its services to the Price Funds. The Company expends substantial resources in advertising and direct mail communications to existing and potential Price Funds' shareholders and in providing the staff and communications equipment to respond to inquiries. The level of advertising and promotion expenditures varies over time as market conditions and cash inflows to the Price Funds warrant.

ADMINISTRATIVE SERVICES. T. Rowe Price Services, Inc. ("TRP Services") provides transfer agent and shareholder services under contracts with the Price Funds. Shareholder servicing activities include maintenance of staff and equipment to respond to all telephone inquiries from existing Fund shareholders and to provide the mutual fund transfer agent function. In addition, the Company provides mutual fund accounting services including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities and computation of daily net asset values per share.

T. Rowe Price Retirement Plan Services, Inc. ("TRP Retirement Plan Services") provides plan administrative and related transfer agent services for employee defined contribution retirement plans that invest, at least in part, in the Price Funds. Plan sponsors compensate TRP Retirement Plan Services for certain administrative services while the Price Funds compensate it for maintaining and administering the individual participant accounts for those plans that invest in the Price Funds.

The Company provides certain trust services through its Maryland-chartered limited service trust company, T. Rowe Price Trust Company, Inc. ("TRP Trust Company"). TRP Trust Company serves as custodian or trustee for the Price Funds' prototype retirement plans, IRAs, and certain other retirement plans. TRP Trust Company also sponsors common trust funds principally for investment by qualified employee retirement plans. Under its charter, TRP Trust Company may not be in the business of accepting deposits and cannot make personal or commercial loans.

The Company also provides discount brokerage services through TRP Investment Services. Such services are provided primarily to shareholders of the Price Funds and are intended to complement the other investment services offered to them. All discount brokerage transactions are cleared through and accounts maintained by an independent clearing broker.

OTHER SPONSORED PRODUCTS AND PRIVATE ACCOUNT MANAGEMENT.

The Company serves as investment adviser to pension, profit sharing and other employee benefit plans, endowments, foundations, trusts, individuals, corporations, other mutual funds and other investors located throughout the United States and certain foreign countries. No private account client accounted for more than 2% of the Company's 1994 revenues. Investment management services are provided to client accounts on an individual basis and through sponsored investment partnerships and trusts. Sponsored investment products have generally been issued through private placements.

Fees for separately managed private account clients are generally computed based on the value of assets under management. The standard form of investment advisory agreement with private account clients provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded. The minimum account size is generally $5 million to $10 million for institutional private account services, although the minimum account size for certain specialized investment services may be higher. Fees for sponsored product management are based on individual product advisory agreements, which result from consideration of, among other things, the type of investments to be made and the unique investment management services to be provided.

Many specialized investment advisory services are provided to private accounts by subsidiaries of the Company. International equity and fixed income securities management is provided by Rowe Price-Fleming International, Inc. ("RPFI"). Management of stable value investment contracts is provided by T. Rowe Price Stable Asset Management, Inc. ("TRP Stable Asset
Management").

INVESTMENT RESEARCH.

In the performance of its investment advisory functions, the Company conducts fundamental investment research and valuation analyses. The equity research department follows those companies approved for investment by the portfolios of private account clients and the Price Funds and investigates candidates that may be approved for investment. Analysts are generally assigned on an industry basis. The equity research department conducts original industry and company research utilizing such sources as inspection of corporate activities, management interviews, company-prepared information, publicly available information, and field checks with participants in the industry such as suppliers and competitors. In addition, a wide range of research services and materials provided by brokerage firms and other third parties is used to support the Company's original research. The Company allocates brokerage business in recognition of value-added research services received.

Fixed income research has three basic components: economic analysis, credit analysis and value analysis. The economic analysis function monitors and evaluates numerous factors that influence the supply and demand for credit. Credit analysts research the credit worthiness of debt issuers and their individual short-term and long-term debt issues. Through yield-spread differential analysis, the relative value of market sectors that represent buying and selling opportunities are analyzed.

ROWE PRICE-FLEMING INTERNATIONAL, INC.

TRP Finance, Inc., an investment holding company subsidiary, owns 50% of the common stock of RPFI which, by virtue of the Company's controlling interest, is a consolidated subsidiary included in the Company's financial statements. The balance of the common stock of RPFI is owned 25% by a subsidiary of London-based Robert Fleming Holdings Limited and 25% by a subsidiary of Hong Kong-based Jardine Fleming Holdings Limited. RPFI serves as investment adviser to the Price International Funds and to other mutual funds, sponsored investment products and private accounts of institutional investors. During 1994, international assets under management by RPFI increased to $18.3 billion at year end, including $10.8 billion in the T. Rowe Price International Funds. At year-end 1993, assets under management by RPFI totaled $15.4 billion, including $8.7 billion in the international funds. RPFI's financial information and assets under management are included in the Company's consolidated financial data and statistical information presented elsewhere herein.

International investment research services are provided to RPFI by affiliates of its minority stockholders. Fees are paid for these services based on RPFI's assets under management.

REGULATION.

The Company and RPFI are registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and all applicable state securities agencies. Each of the Price Funds is registered with the Securities and Exchange Commission under the Investment Company Act and, except for the specific state-tax free funds, is qualified for sale throughout the United States and Puerto Rico. TRP Investment Services is registered as a broker-dealer under the Securities Exchange Act of 1934 (the "Exchange Act") and all applicable state securities laws and is a member of the National Association of Securities Dealers, Inc. and the Securities

Investor Protection Corporation. TRP Services is registered under the Exchange Act as a transfer agent, and TRP Trust Company is regulated by the State of Maryland Bank Commissioner. TRP Stable Asset Management is also a registered investment adviser.

All aspects of the Company's business are subject to extensive federal and state laws and regulations. These laws and regulations are primarily intended to benefit or protect the Company's clients and the Price Funds' shareholders and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of the investment adviser and other registrations, censures and fines.

The Company and certain of its subsidiaries are subject to net capital requirements including those of various federal and state regulatory agencies. The Company's net capital, as defined, has consistently met or exceeded all minimum requirements.

COMPETITION.

As a member of the financial services industry, the Company is subject to substantial competition in all aspects of its business. A significant number of mutual funds are sold to the public by investment management firms, broker-dealers and insurance companies. In addition to other investment advisory and mutual fund management companies, the Company competes with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of its business. Many of these financial institutions have substantially greater resources than the Company. The Company competes with other providers of investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products, the manner in which such products are distributed, and the scope and quality of the services provided to investors.

The Company believes that competition among the mutual funds industry will increase as a result of consolidation and acquisition activity within the industry. In order to maintain and enhance its competitive position as an independent, no-load, direct marketer of mutual funds, the Company regularly reviews acquisition prospects and may, from time to time, engage in discussions or negotiations that could lead to acquisitions by the Company. Currently, the Company is not party to any agreements or understandings regarding any material acquisitions; however, as a result of the Company's process of reviewing possible acquisition prospects, negotiations may occur from time to time if appropriate opportunities for material acquisitions arise.

EMPLOYEES.

At December 31, 1994, the Company and its subsidiaries had 1,788 active, full-time employees. The Company employs additional temporary and part-time personnel to meet seasonal and other periodic demands for shareholder and investor services.

ITEM 2.  PROPERTIES.

The Company's primary corporate offices consist of more than 215,000 square feet of space located in Baltimore, Maryland which is leased from a joint venture in which the Company is a minority partner. The Company also leases office space in Los Angeles and San Francisco, California; Owings Mills, Maryland; Glen Allen, Virginia; and Tampa, Florida. Future minimum rental payments under noncancelable operating leases in effect at December 31, 1994 are set forth in Note 9 to the consolidated financial statements, which are included in Item 8 of this Form 10-K Annual Report.

TRP Suburban, Inc. owns a $19.8 million financial operations center in Owings Mills, Maryland consisting of approximately 110,000 square feet of operating space. The facility houses much of the Company's administrative services operations. The building is held subject to a $12.9 million note which is due in 2001. The land has been leased until late 2040.

The Company anticipates that capital expenditures for the acquisition of data processing and telecommunications equipment and other capital items for its corporate and administrative services functions will total more than $24 million in 1995.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company is subject to litigation and administrative proceedings, including employment-related matters. The Company is not currently party to any litigation or administrative proceeding that, if adversely determined, is likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1994.

ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information includes the names, ages, and positions of the executive officers of the Company. Officers serve at the pleasure of the Board of Directors, and there are no arrangements or understandings pursuant to which any person was named an officer. The first seven named executive officers are also members of the Board of Directors, which also includes four independent directors.

George J. Collins (54), President and Chief Executive Officer (1984) and
 Managing Director (1989)
George A. Roche (53), Managing Director (1989) and Chief Financial
 Officer (1984)
Thomas H. Broadus, Jr. (57), Managing Director (1989)
Carter O. Hoffman (67), Managing Director (1989)
Henry H. Hopkins (52), Managing Director (1989)
James S. Riepe (51), Managing Director (1989)
M. David Testa (50), Managing Director (1989)
Stephen W. Boesel (50), Managing Director (1993) and Vice President
 (1977-1993)
James A.C. Kennedy (41), Managing Director (1990)
John H. LaPorte (50), Managing Director (1989)
Mary J. Miller (39), Managing Director (1993) and Vice President (1986-1993) Mark E. Rayford (43), Managing Director (1993) and Vice President (1984-1993) William T. Reynolds (46), Managing Director (1990)
Brian C. Rogers (39), Managing Director (1991) and Vice President (1985-1991) Charles P. Smith (51), Managing Director (1990)
Peter Van Dyke (56), Managing Director (1990)
Charles E. Vieth (38), Managing Director (1993) and Vice President
 (1985-1993)
Alvin M. Younger, Jr. (45), Managing Director (1990), Treasurer (1985) and
 Secretary (1987)

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock ($.20 par value) trades on the Nasdaq National Market under the symbol "TROW". The high and low prices and dividends per share during the past two years, which have been retroactively adjusted to give effect to the 2-for-1 stock split in November 1993, were:

                                    1st       2nd       3rd       4th
                                Quarter   Quarter   Quarter   Quarter
                               ________  ________  ________  ________
1993
____
High price                     $ 25.500  $ 24.125  $ 31.625  $ 32.875
Low price                      $ 21.250  $ 20.250  $ 22.625  $ 27.000
Cash dividends declared        $   .105  $   .105  $   .105  $   .130

1994
____
High price                     $ 38.250  $ 31.750  $ 34.750  $ 34.500
Low price                      $ 26.250  $ 26.250  $ 24.625  $ 27.750
Cash dividends declared        $   .130  $   .130  $   .130  $   .160

At February 6, 1995, there were approximately 2,309 holders of record of the Company's outstanding common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                    Year ended December 31,
                     ___________________________________________________
                        1990     1991      1992      1993         1994
                     ________  ________  ________  ________     ________
                         (in thousands, except per-share amounts)

Revenues             $170,031  $205,206  $245,112  $310,041     $382,378
Net income           $ 20,921  $ 30,437  $ 35,784  $ 48,539 (1) $ 61,151
Earnings per
 share (2)           $    .71  $   1.02  $   1.19  $   1.59 (1) $   2.00
Cash dividends
 declared per
 share (2)           $   .305  $    .33  $   .375  $   .445     $    .55
Weighted average
 shares
 outstanding (2)       29,497    29,823    30,158    30,615       30,571

(1) Net income and earnings per share before the cumulative effects of changes in accounting principles were $48,869 and $1.60, respectively.

(2) Retroactively adjusted to give effect to the 2-for-1 stock split in November 1993.

                                       December 31,
                     ________________________________________________
                         1990      1991      1992      1993      1994
                     ________  ________  ________  ________  ________
                               (in thousands, except as noted)
Balance sheet data
 Total assets        $161,524  $179,571  $206,072  $263,400  $297,282
 Debt                $ 22,361  $ 15,969  $ 13,190  $ 12,915  $ 13,410
 Stockholders'
  equity             $111,921  $132,525  $154,198  $195,953  $216,239
Assets under manage-
 ment (in millions)  $ 29,403  $ 35,623  $ 41,415  $ 54,396  $ 57,835

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

T. Rowe Price Associates, Inc. (the "Company") derives its revenue primarily from investment advisory and administrative services provided to the Price Mutual Funds (the "Funds"), private accounts, and other sponsored investment products. Investment advisory fees are generally based on the net assets of the portfolios managed. The majority of administrative revenues are earned from contracted services provided to the Funds.

The Company believes its base of assets under management is well diversified and relatively stable and that its broad range of investment products meets the varied needs and objectives of most individual and institutional investors. Company revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

All per-share amounts have been retroactively adjusted for the 2-for-1 stock split in November 1993.

RESULTS OF OPERATIONS.

1994 versus 1993. Net income increased $12.6 million or 26% from $48.5 million and $1.59 per share to $61.2 million and $2.00 per share. Revenues increased 23% to $382.4 million from $310.0 million. Results for 1993 included a net charge of $.3 million or $.01 per share reflecting the cumulative effects of changes in accounting principles.

Investment advisory revenues from the Funds increased $46.4 million as average assets under management rose $6.7 billion to $36.5 billion. Assets in the Funds closed 1994 at $37.3 billion, up $2.6 billion during the year, with stock funds accounting for $22.8 billion of the year-end total. Net cash inflows to the Funds during 1994 totaled nearly $3.4 billion as net subscriptions of $4.1 billion into the stock funds and $.8 billion into the money market funds were partially offset by net redemptions of $1.5 billion from the bond funds. Private accounts and other sponsored products primarily in the international asset area and performance management fees earned from sponsored partnerships contributed $18.8 million of the revenue gains. Private account assets under management rose to $20.5 billion at December 31, 1994, up $.8 billion during the year. Total assets under management at year end increased to $57.8 billion from $54.4 billion.

Administrative fees from services to the Price Funds and their shareholders rose 11% during 1994 to $85.7 million as a result of growth in the activities of the Company's mutual fund transfer agent and defined contribution plan recordkeeping services; however, increases in related operating expenses more than offset these revenue gains. Investment and other income decreased $1.4 million from 1993 due to losses from dispositions and write-downs of the Company's bond fund holdings in the higher interest rate environment that existed throughout 1994.

Operating expenses increased 19% or $42.1 million to $261.2 million from $219.1 million. Greater compensation and related costs, which were up $19.7 million, were attributable to increases in overall compensation rates, including higher bonuses, and a 6% increase in the average number of employees, primarily to support the growing administrative services operations. The Company increased spending on advertising and promotion by $1.8 million primarily to attract additional investments into the international funds during early 1994. Such expenditures vary over time as market conditions and cash inflows to the Funds warrant. Depreciation, amortization, and operating rentals of property and equipment increased $3.5 million as a result of the Company's recent investments in computer and communications equipment, office facilities and furnishings. International investment research fees, which are based on international assets under management, increased $9.2 million. Administrative and general expenses increased $7.9 million as a result of greater operating costs associated with the Company's growing operations, including those related to data processing and communications.

Increased earnings by the Company's 50%-owned subsidiary, Rowe Price-Fleming International, Inc. ("RPFI"), was the primary reason for the increase in income attributable to the minority interests in consolidated subsidiaries. The Company's international assets, which are managed by RPFI, increased $2.9 billion to $18.3 billion at December 31, 1994, including $10.8 billion in the Price Funds.

1993 versus 1992. Net income increased almost $12.8 million or $.40 per share (34%) from almost $35.8 million or $1.19 per share to $48.5 million or $1.59 per share. Revenues increased 26% to a total of $310.0 million from $245.1 million. As more fully discussed in the notes to the consolidated financial statements, 1993 results include a charge of $.6 million or $.02 per share and a credit of $.3 million or $.01 per share reflecting the cumulative effects of changes in accounting principles for postretirement benefits other than pensions and for income taxes, respectively.

Investment advisory revenues from the Funds increased $39.0 million as average assets under management rose $5.8 billion to $29.8 billion. Net cash inflows to the Funds during 1993 totaled $3.9 billion, including $3.7 billion into the stock funds. Other sponsored products and private accounts primarily in the international asset area contributed the balance of the revenue gains. Total assets under management increased $13.0 billion during 1993, to a record of almost $54.4 billion, including $34.7 billion in the Funds. Administrative fees from services to the Funds and their shareholders increased $13.6 million, primarily due to the increased volume of defined contribution plan recordkeeping and mutual fund transfer agent services provided. Returns on the Company's larger investment base accounted for the increase in investment and other income.

Operating expenses increased almost $37.6 million to $219.1 million from $181.5 million. Greater compensation and related costs, which were up $16.4 million, were primarily attributable to higher compensation rates including bonuses and a 10% increase in the number of employees, primarily to staff the growing administrative services operations. The Company increased spending on advertising and promotion by $3.3 million to attract incremental cash inflows to the Funds, given the strong investor demand for mutual fund investment products. Depreciation, amortization, and operating rentals of property and equipment increased $3.7 million as a result of the Company's late 1992 acquisition of new computer equipment under operating leases and the costs of expanded office facilities, including additional space and equipment for its administrative services operations. International investment research fees, which are based on the level of international assets under management, increased $6.4 million. Administrative and general expenses increased $4.4 million as a result of greater operating costs associated with the Company's growing operations. The amortization of goodwill and deferred expenses associated with the USF&G mutual funds transaction in September 1992 and increased charitable contributions accounted for $2.5 million of the remaining increase.

The provision for income taxes increased to 38.8% from 37.3% of income before income taxes and minority interests primarily as the result of the higher 35% federal tax rate and increased state taxes in 1993.

Increased earnings by RPFI was the reason for the increase in minority interests in consolidated subsidiaries. The Company's higher international assets, which are managed by RPFI, more than doubled from $7.4 billion at December 31, 1992, to $15.4 billion at December 31, 1993, including $8.7 billion in the Funds.

CAPITAL RESOURCES AND LIQUIDITY.

During the three years ended December 31, 1994, stockholders' equity increased 63% or $83.7 million to $216.2 million. Stockholders' equity at December 31, 1994 includes $43.9 million which is restricted as to use under various regulations and agreements to which the Company and its subsidiaries are subject in the ordinary course of business and $2.6 million of net unrealized security holding gains on the Company's investments in sponsored mutual funds.

Operating activities provided cash of $111.1 million in 1994, including $27.3 million from the liquidation of the Company's portfolio of sponsored mutual funds which had been held as trading securities at December 31, 1993. Cash provided by operating activities in 1993 was $38.3 million after inclusion of outflows totaling $27.6 million to acquire the sponsored mutual funds which were held as trading securities. After adjusting for the activity in trading securities, net operating cash flows increased $17.8 million in 1994, including $12.6 million from higher net income. Net cash expended in investing activities in 1994 aggregated $53.5 million, including $36.1 million of net additions to the Company's longer-term investment portfolios and $17.4 million of property and equipment acquisitions. The Company also expended $43.8 million in 1994 for financing transactions, including $15.1 million for dividends to stockholders, $26.4 million to repurchase approximately 3% of its outstanding common shares, and $6.3 million for distributions to the minority interests in RPFI. At December 31, 1994, the Company held liquid assets of $153.0 million, including $60.0 million of cash and cash equivalents, to meet business demands and opportunities. In addition, a maximum of $20 million is available to the Company under unused bank lines of credit.

The Company anticipates that 1995 property and equipment acquisitions initially budgeted at more than $24 million will be funded from liquid assets currently available and from future operating cash inflows. Commitments for additional investments in partnerships and other ventures aggregate $9.3 million at December 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:
 Report of Independent Accountants                               22
 Consolidated Balance Sheets at December 31, 1993 and 1994       23
 Consolidated Statements of Income for each of the
  three years in the period ended December 31, 1994              24
 Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1994              25
 Consolidated Statements of Stockholders' Equity for
  each of the three years in the period ended December 31, 1994  26
 Summary of Significant Accounting Policies                      28
 Notes to Consolidated Financial Statements                      30
 Financial Statement Schedule I - Marketable securities and
  other investments at December 31, 1994                         37
 All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements and notes thereto.

Supplementary Data - Selected Quarterly Data.                    39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of T. Rowe Price Associates, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of T. Rowe Price Associates, Inc. and its subsidiaries at December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

During 1993, the Company changed its methods of accounting for postretirement benefits other than pensions, income taxes and investments in equity securities by adopting new standards of the Financial Accounting Standards Board. These changes are more fully described in Notes 8 and 4 and in the Summary of Significant Accounting Policies accompanying the consolidated financial statements.


/s/ PRICE WATERHOUSE LLP

Baltimore, Maryland
January 25, 1995

                         T. ROWE PRICE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                        __________________
                                                          1993      1994
                                                        ________  ________
                                                          (in thousands)
ASSETS
Cash and cash equivalents (Note 1)                      $ 46,218  $ 60,016
Accounts receivable (Note 1)                              43,102    46,722
Investments in sponsored mutual funds (Note 1)
 Short-term bond and money market mutual funds
  held as trading securities                              27,647        --
 Other funds held as available-for-sale securities        69,423    93,010
Partnership and other investments (Note 9)                19,606    28,657
Property and equipment (Notes 2 and 5)                    39,828    49,341
Goodwill and deferred expenses (Notes 3 and 5)             9,773     7,811
Other assets (Note 4)                                      7,803    11,725
                                                        ________  ________
                                                        $263,400  $297,282
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 16,659  $ 17,741
 Accrued compensation and retirement costs (Note 8)       19,844    27,413
 Income taxes payable (Note 4)                             5,097     1,573
 Dividends payable (Note 6)                                3,784     4,575
 Debt (Note 5)                                            12,915    13,410
 Minority interests in consolidated subsidiaries           9,148    16,331
                                                        ________  ________
     Total liabilities                                    67,447    81,043
                                                        ________  ________

Commitments and contingent liabilities (Note 9)

Stockholders' equity (Notes 6 and 9)
 Common stock, $.20 par value - authorized
  48,000,000 shares; issued and outstanding
  29,095,039 shares in 1993 and 28,569,419
  shares in 1994                                           5,819     5,714
 Capital in excess of par value                            1,197     1,935
 Unrealized security holding gains (Note 1)                5,345     2,554
 Retained earnings                                       183,592   206,036
                                                        ________  ________
     Total stockholders' equity                          195,953   216,239
                                                        ________  ________
                                                        $263,400  $297,282
                                                        ________  ________
                                                        ________  ________


The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year ended December 31,
                                               __________________________
                                                 1992     1993     1994
                                               ________ ________ ________
                                                  (in thousands, except
                                                   per-share amounts)
Revenues
 Investment advisory fees (Note 1)             $174,590 $224,809 $290,071
 Administrative fees (Note 1)                    63,558   77,208   85,672
 Investment and other income (Notes 1 and 7)      6,964    8,024    6,635
                                               ________ ________ ________
                                                245,112  310,041  382,378
                                               ________ ________ ________


Expenses
 Compensation and related costs (Note 8)         93,275  109,637  129,373
 Advertising and promotion                       26,106   29,448   31,201
 Depreciation, amortization and operating
  rentals of property and equipment
  (Notes 2 and 9)                                17,851   21,528   24,993
 International investment research fees          10,046   16,469   25,719
 Administrative and general (Notes 2, 3 and 5)   34,207   41,975   49,899
                                               ________ ________ ________
                                                181,485  219,057  261,185
                                               ________ ________ ________

Income before income taxes and minority
 interests                                       63,627   90,984  121,193
Provision for income taxes (Note 4)              23,754   35,320   46,587
                                               ________ ________ ________
Income from consolidated companies               39,873   55,664   74,606
Minority interests in consolidated subsidiaries   4,089    6,795   13,455
                                               ________ ________ ________
Income before cumulative effects of changes
 in accounting principles                        35,784   48,869   61,151
Cumulative effects of changes in accounting
 principles for
 Postretirement benefits other than
  pensions (Note 8)                                  --     (621)      --
 Income taxes (Note 4)                               --      291       --
                                               ________ ________ ________
Net income                                     $ 35,784 $ 48,539 $ 61,151
                                               ________ ________ ________
                                               ________ ________ ________

Earnings per share, including a net charge of
 $.01 per share in 1993 for the cumulative
 effects of changes in accounting principles   $   1.19 $   1.59 $   2.00
                                               ________ ________ ________
                                               ________ ________ ________






The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended December 31,
                                                ____________________________
                                                  1992     1993     1994
                                                ________ ________  ________
                                                       (in thousands)
Cash flows from operating activities
Net income                                      $ 35,784 $ 48,539 $ 61,151
 Adjustments to reconcile net income to net
  cash provided by operating activities
 Depreciation and amortization of
  property and equipment                           7,350    7,974   10,134
 Minority interests in consolidated
  subsidiaries                                     4,089    6,795   13,455
 Increase in accounts receivable                    (502) (13,036)  (3,620)
 Liquidations of (investments in) short-term
  bond and money market mutual funds                  --  (27,657)  27,292
 Non-compete and transition services agreements   (2,374)   1,003      920
 Leasehold improvements reimbursed by lessor      (3,485)   3,485       --
 Increase in accounts payable and accrued
  liabilities                                      5,262   11,230    3,419
 Other changes in assets and liabilities          (1,015)     (40)  (1,697)
                                                ________ ________ ________
 Net cash provided by operating activities        45,109   38,293  111,054
                                                ________ ________ ________
Cash flows from investing activities
 Investments in sponsored mutual funds            (9,794) (30,722) (33,962)
 Proceeds from sales of mutual fund investments    2,224    1,034    5,143
 Proceeds from sale of receivable from MRT            --   34,636       --
 Principal receipts from MRT                       9,619       --       --
 Partnership and other investments                (4,959)  (3,214)  (8,812)
 Return of partnership investments                   985      905    1,563
 Additions to property and equipment             (10,113) (12,240) (17,431)
 Acquisition of subsidiary from
  USF&G Corporation                               (8,519)      --       --
                                                ________ ________ ________
 Net cash used in investing activities           (20,557)  (9,601) (53,499)
                                                ________ ________ ________
Cash flows from financing activities
 Purchases of stock                               (4,962)  (2,251) (26,401)
 Receipts relating to stock issuances              1,639    3,014    4,351
 Dividends paid to stockholders                  (10,352) (12,138) (15,085)
 Distributions to minority interests              (2,129)  (4,775)  (6,320)
 Debt payments                                    (1,687)    (275)    (302)
                                                ________ ________ ________
 Net cash used in financing activities           (17,491) (16,425) (43,757)
                                                ________ ________ ________
Cash and cash equivalents
 Net increase during year                          7,061   12,267   13,798
 At beginning of year                             26,890   33,951   46,218
                                                ________ ________ ________
 At end of year                                 $ 33,951 $ 46,218 $ 60,016
                                                ________ ________ ________
                                                ________ ________ ________



The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                      Capital             Unreal-
                             Common        in                ized     Total
                    Common    stock    excess            security    stock-
                     stock    - par    of par  Retained   holding  holders'
                  - shares    value     value  earnings     gains    equity
                __________   ______   _______  ________  ________  ________

Balance at
 December 31,
 1991           14,413,586   $2,883   $   635  $129,007            $132,525
Stock options
 exercised         145,729       29     1,584                         1,613
Purchases of
 common stock     (130,000)     (26)   (1,074)   (3,862)             (4,962)
Cash received
 from holders of
 Executive Stock                           26                            26
Net income                                       35,784              35,784
Dividends
 declared                                       (10,788)            (10,788)
                __________   ______   _______  ________            ________
Balance at
 December 31,
 1992           14,429,315    2,886     1,171   150,141             154,198
Stock options
 exercised         254,629       51     2,896                         2,947
2-for-1 stock
 split          14,491,095    2,898    (1,997)     (901)                 --
Purchases of
 common stock      (80,000)     (16)     (940)   (1,295)             (2,251)
Cash received
 from holders of
 Executive Stock                           67                            67
Net income                                       48,539              48,539
Dividends
 declared                                       (12,892)            (12,892)
Unrealized hold-
 ing gains on
 available-for-
 sale mutual fund
 investments                                               $5,345     5,345
                __________   ______   _______  ________    ______  ________
Balance at
 December 31,
 1993           29,095,039    5,819     1,197   183,592     5,345   195,953


                            Continued on next page.

                         T. ROWE PRICE ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                      Capital             Unreal-
                             Common        in                ized     Total
                    Common    stock    excess            security    stock-
                     stock    - par    of par  Retained   holding  holders'
                  - shares    value     value  earnings     gains    equity
                __________   ______   _______  ________  ________  ________


                           Continued from prior page.


Stock options
 exercised         366,880       74     4,183                         4,257
Purchases of
 common stock     (892,500)    (179)   (3,539)  (22,831)            (26,549)
Cash received
 from holders of
 Executive Stock                           94                            94
Net income                                       61,151              61,151
Dividends
 declared                                       (15,876)            (15,876)
Decrease in
 unrealized hold-
 ing gains on
 available-for-
 sale mutual fund
 investments                                               (2,791)   (2,791)
                __________   ______   _______  ________    ______  ________
Balance at
 December 31,
 1994           28,569,419   $5,714   $ 1,935  $206,036    $2,554  $216,239
                __________   ______   _______  ________    ______  ________
                __________   ______   _______  ________    ______  ________
















The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the "Company") provide investment advisory and administrative services to sponsored mutual funds and investment products, and to private accounts of other institutional and individual investors.

BASIS OF PREPARATION.
The Company's financial statements are prepared in accordance with generally accepted accounting principles. Certain 1992 and 1993 amounts have been reclassified to conform to the 1994 presentation.

PRINCIPLES OF CONSOLIDATION.
The consolidated financial statements include the accounts of all majority owned subsidiaries and, by virtue of the Company's controlling interest, its 50%-owned subsidiary, Rowe Price-Fleming International, Inc. ("RPFI"). All material intercompany accounts and transactions are eliminated in consolidation.

International investment research is provided by affiliates of the minority stockholders of RPFI. Fees paid for these services are based on international assets under management by RPFI.

CASH EQUIVALENTS.
For purposes of financial statement disclosure, cash equivalents consist of all short-term, highly liquid investments including certain money market mutual funds and all overnight commercial paper investments. The cost of these investments is equivalent to fair value.

INVESTMENTS IN SPONSORED MUTUAL FUNDS.
The Company has historically accounted for its investments in sponsored stock and bond mutual funds at the lower of aggregate cost or market. On December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Company to state its mutual fund investments at fair value and to classify these holdings as either trading (held for only a short period of time) or available-for-sale securities. The effect of initially applying SFAS No. 115 was to charge investment income with an unrealized holding loss of $10,000 on investments held as trading securities at December 31, 1993. Unrealized holding gains on securities classified as available-for-sale at December 31, 1993 and 1994 are reported net of income tax effects as a separate component of stockholders' equity.

CONCENTRATION OF CREDIT RISK.
Financial instruments which potentially expose the Company to concentrations of credit risk as defined by SFAS No. 105 consist primarily of investments in sponsored money market and bond mutual funds and accounts receivable. Credit risk is believed to be minimal in that counterparties to these financial instruments have substantial assets including the diversified investment portfolios under management by the Company which aggregate $57.8 billion at December 31, 1994.

PARTNERSHIP AND OTHER INVESTMENTS.
The Company invests in various partnerships and ventures including those sponsored by the Company. These investees, which hold equity securities, venture capital investments, debt securities and real estate, are carried at cost adjusted for the Company's share of earnings or losses subsequent to investment. Because the majority of the investees carry their investments at fair value and include unrealized gains and losses in their reported earnings, the carrying value of these investments approximates fair value.

PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following estimated useful lives: computer and communications equipment, furniture and other equipment, 2 to 7 years; building, 40 years; leased land, the 50-year lease term; and leasehold improvements, the shorter of their estimated useful lives or the remainder of the lease term.

REVENUE RECOGNITION.
Fees from investment advisory and administrative services are recognized during the period in which such services are performed, except when advisory fees from mutual funds are adjusted in accordance with the expense limitation provisions of the investment advisory agreements between the Company and the funds. Allowances made for reduced advisory fees and other mutual fund expenses in excess of limitations may be recovered in future periods if and when fund performance and related expense limitation provisions permit.

ADVERTISING.
Costs of advertising are expensed the first time that the advertising takes place.

EARNINGS PER SHARE.
Earnings per share is computed based on the weighted average number of common shares outstanding, including share equivalents arising from unexercised stock options, retroactively adjusted to give effect to the 2-for-1 stock split in November 1993. The aggregate weighted average shares outstanding used in computing earnings per share were 30,157,564 in 1992, 30,615,114 in 1993, and 30,571,496 in 1994.

                         T. ROWE PRICE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS.

Investments in sponsored money market mutual funds, which are classified as cash equivalents in the accompanying consolidated financial statements, aggregate $45,272,000 at December 31, 1993 and $59,355,000 at December 31, 1994.

The Company's investments in sponsored mutual funds held as available-for-sale at December 31 include:

                                          Gross
                                       unrealized     Aggregate
                           Aggregate  holding gains     fair
                             cost       (losses)        value
                          _________  ______________  _________
                                     (in thousands)
         1994
         ___________
         Stock funds       $ 58,540      $ 4,346      $ 62,886
         Bond funds          30,460         (336)       30,124
                           ________      _______      ________
         Total             $ 89,000      $ 4,010      $ 93,010
                           ________      _______      ________
                           ________      _______      ________

         1993
         ___________
         Stock funds       $ 34,990      $ 7,025      $ 42,015
         Bond funds          26,190        1,218        27,408
                           ________      _______      ________
         Total             $ 61,180      $ 8,243      $ 69,423
                           ________      _______      ________
                           ________      _______      ________

Dividends earned on the Company's investments in sponsored mutual funds aggregated $2,741,000 in 1992, $4,439,000 in 1993, and $5,644,000 in 1994.
The Company recognized net gains of $67,000 in 1992 and net losses of $34,000 and $1,306,000 in 1993 and 1994, respectively, from dispositions and write-downs of fund investments.

The Company provides investment advisory and administrative services to the
T. Rowe Price family of mutual funds which had aggregate assets under management at December 31, 1994 of $37.3 billion. All services rendered by the Company are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to periodic review and approval by each of the funds' boards of directors and, with respect to investment advisory contracts, also by the funds' shareholders. Revenues derived from services rendered to the sponsored mutual funds were $173,153,000 in 1992, $221,199,000 in 1993, and $274,618,000 in 1994.

Accounts receivable from the sponsored mutual funds aggregate $21,741,000 and $23,666,000 at December 31, 1993 and 1994, respectively.

NOTE 2 - PROPERTY AND EQUIPMENT.

Property and equipment at December 31 consists of:

                                                          1993      1994
                                                        ________  ________
                                                          (in thousands)

Computer and communications equipment                   $ 31,431  $ 42,316
Building and leased land                                  19,756    19,756
Furniture and other equipment                             13,889    17,053
Leasehold improvements                                     4,691     6,971
                                                        ________  ________
                                                          69,767    86,096
Accumulated depreciation and amortization                (29,939)  (36,755)
                                                        ________  ________
                                                        $ 39,828  $ 49,341
                                                        ________  ________
                                                        ________  ________

Maintenance and repair expenses included in administrative and general expenses were $2,368,000 in 1992, $2,458,000 in 1993, and $3,162,000 in 1994.

The Company terminated its capital lease arrangements for computer equipment and recognized a loss of $578,000 in 1992.

NOTE 3 - GOODWILL AND DEFERRED EXPENSES.

The Company acquired an investment management subsidiary of USF&G Corporation and combined six USF&G mutual funds with aggregate net assets of $.5 billion into the T. Rowe Price family of funds in 1992. The total transaction cost which has been recognized using the purchase method of accounting was $11,024,000, including goodwill of $7,937,000 which is being amortized over 11 years using the straight-line method. Prepaid non-compete and transition services agreements totaling $2,500,000 are being amortized over their three-year life. Accumulated amortization at December 31, 1993 and 1994 aggregates $2,216,000 and $3,794,000, respectively.

Goodwill of $1,980,000 from an earlier corporate acquisition is being amortized over 40 years using the straight-line method. Accumulated amortization was $1,039,000 at December 31, 1993 and $1,089,000 at December 31, 1994.

NOTE 4 - INCOME TAXES.

The provision for income taxes consists of:

                                                 1992      1993       1994
                                               ________  ________   ________
                                                       (in thousands)
 Current income taxes
   Federal and foreign                         $ 20,228  $ 27,254  $ 42,635
   State and local                                2,802     4,927     6,183
 Deferred income taxes (tax benefits)               724     3,139    (2,231)
                                               ________  ________  ________
                                               $ 23,754  $ 35,320  $ 46,587
                                               ________  ________  ________
                                               ________  ________  ________

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Significant temporary differences resulted in deferred income taxes of $943,000 in 1992 related to depreciation expense and $2,713,000 in 1993 related to income on the receivable from MRT. Deferred tax benefits arising from significant temporary differences include $947,000 in 1992 related to income on the receivable from MRT, $1,712,000 in 1994 related to accrued compensation and retirement costs, and $704,000 in 1994 related to net unrealized investment income.

On January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method for computing deferred income taxes instead of the deferred method previously used in the Company's 1992 financial statements. The cumulative effect of adopting the new accounting principle was a credit to earnings of $291,000 or $.01 per share.

The net deferred tax liability of $2,596,000 included in income taxes payable at December 31, 1993 consists of total deferred tax liabilities of $5,393,000 and total deferred tax assets of $2,797,000. Deferred tax liabilities include $4,095,000 arising from net unrealized investment income and $681,000 from depreciation expense. Deferred tax assets include $1,934,000 arising from accrued compensation and retirement costs.

The net deferred tax asset of $1,125,000 included in other assets at December 31, 1994 consists of total deferred tax liabilities of $3,656,000 and total deferred tax assets of $4,781,000. Deferred tax liabilities include $1,100,000 arising from RPFI's undistributed earnings, $1,901,000 arising from net unrealized investment income, and $655,000 from depreciation expense. Deferred tax assets include $3,646,000 arising from deferred compensation and retirement costs and $662,000 from other accrued expenses.

Cash outflows from operating activities include income taxes paid of $21,181,000 in 1992, $31,911,000 in 1993, and $50,539,000 in 1994.

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate.

                                                  1992     1993      1994
                                                 ______   ______    ______
 Statutory federal income tax rate                34.0%    35.0%     35.0%
 State income taxes, net of federal tax benefits   3.3      3.6       3.1
 Other items                                        .0       .2        .3
                                                 ______   ______    ______
 Effective income tax rate                        37.3%    38.8%     38.4%
                                                 ______   ______    ______
                                                 ______   ______    ______

NOTE 5 - DEBT.

Long-term financing arrangements for the Company's administrative services facility in Owings Mills, Maryland include a $13,500,000 secured promissory note with Confederation Life Insurance Company. The terms of the note include an interest rate of 9.77%, monthly principal and interest payments totaling $128,000 for 10 years, and a final principal payment of $9,845,000 in July 2001. A prepayment option is available under the terms of the note;

however, the payment of a substantial premium would be required to retire the debt at December 31, 1994. Related debt issuance costs of $436,000 are included in deferred expenses and are being amortized over the life of the loan to produce an effective annual interest rate of 10.14%.

Outstanding principal balances for this note were $12,904,000 and $12,613,000 at December 31, 1993 and 1994, respectively. Fair values of $16,030,000 and $14,005,000 have been estimated based on the cost of risk-free assets that could be acquired to extinguish the obligation at December 31, 1993 and 1994, respectively.

A maximum of $20,000,000 is available to the Company under unused bank lines of credit at December 31, 1994.

Debt at December 31, 1994 also includes $797,000 relating to the acquisition of computer software in 1994.

Cash outflows from operating activities include interest paid of $1,501,000 in 1992, $1,481,000 in 1993, and $1,643,000 in 1994. Interest expense was
$1,666,000 in 1992, $1,754,000 in 1993, and $1,330,000 in 1994.

NOTE 6 - COMMON STOCK AND EMPLOYEE STOCK INCENTIVE PLANS.

SHARES AUTHORIZED AND ISSUED.

On November 10, 1993, the Company's stockholders approved a 2-for-1 stock split of the Company's common stock which was effected on November 30, 1993. Earnings per-share data in the accompanying consolidated financial statements and all per-share and share data in these notes have been adjusted to give retroactive effect to the stock split.

At December 31, 1994, the Company had reserved 7,763,923 shares of its unissued common stock for issuance upon the exercise of stock options and 420,000 shares for issuance under an employee stock purchase plan.

On December 16, 1994, the Company's board of directors adopted resolutions to increase authorized common shares from 48,000,000 to 100,000,000 and create a class of 20,000,000 authorized shares of undesignated preferred stock. These changes require amendment of the Company's charter and have been recommended by the board to the Company's stockholders for approval at their annual meeting on April 6, 1995.

SHARE REPURCHASES.

The Company's board of directors has authorized the future repurchase of up to 539,500 common shares at December 31, 1994. Subsequent to year end, the board extended its repurchase authorization to include up to an additional 1,500,000 shares.

DIVIDENDS.

The Company declared cash dividends per share of $.375 in 1992, $.445 in 1993 and $.55 in 1994.

EXECUTIVE STOCK.

At December 31, 1994, there were outstanding 929,040 shares of common stock ("Executive Stock") which were sold to certain officers of the Company in 1982 at a discount. These shares are subject to restrictions which require payment of the discount of $.32 per share to the Company at the earlier of the sale of such stock or termination of employment.

STOCK INCENTIVE PLANS.

The following table summarizes the status of noncompensatory stock options granted at market value to certain officers and directors of the Company.

                               Options
                    Options    Granted                 Options
Year  Unexercised Exercised (Canceled) Unexercised Exercisable
of     Options at    During     During  Options at          at      Exercise
Grant    12/31/93      1994       1994    12/31/94    12/31/94         Price
_________________ _________ __________ ___________ ___________ _____________
1984       22,400  (22,400)        --           --          --          $.75
1987      241,346  (53,515)        --      187,831     187,831 $5.38 & $9.38
1988      292,414  (89,844)        --      202,570     202,570         $7.94
1989      580,392  (85,350)        --      495,042     495,042        $11.38
1990      586,313  (58,183)   (38,000)     490,130     193,130 $7.19 & $8.50
1991      760,450  (48,150)   (42,800)     669,500     381,100        $17.00
1992      887,000  (27,150)   (46,800)     813,050     310,050        $18.75
1993    1,154,000   (2,800)   (45,400)   1,105,800     220,190        $28.13
1994           --       --  1,231,500    1,231,500          --        $32.25
      ___________ ________  _________   __________  __________
        4,524,315 (387,392) 1,058,500    5,195,423   1,989,913
      ___________ ________  _________   __________  __________
      ___________ ________  _________   __________  __________

The right to exercise stock options generally vests over the five-year period following the grant. After the tenth year following the grant, the right to exercise the related stock options lapses and the options are canceled.

NOTE 7 - OTHER INCOME.

In 1990, the Company acquired defaulted Mortgage and Realty Trust ("MRT") commercial paper and medium-term notes from the portfolios of its investment advisory clients, including sponsored mutual funds. Interest of $4,355,000 and $2,046,000 was received in 1992 and 1993, respectively, and a capital loss of $112,000 was recognized in 1993 when the Company sold its remaining claim against MRT.

NOTE 8 - EMPLOYEE RETIREMENT PLANS.

The Company sponsors two defined contribution retirement plans: a profit sharing plan based on participant compensation and a 401(k) plan. Costs recognized for these plans were $6,739,000 in 1992, $7,601,000 in 1993, and $7,881,000 in 1994.

The Company also has a defined benefit plan covering those employees whose annual base salaries do not exceed a plan-specified salary limit.
Participant benefits are based on the final month's base pay and years of service subsequent to January 1, 1987. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. The following table sets forth the plan's funded status and the amounts recognized in the Company's consolidated balance sheets.

                                                          1993       1994
                                                        ________   ________
                                                           (in thousands)
Actuarial present value of
 Accumulated benefit obligation for service rendered
   Vested                                               $  1,671  $  1,179
   Non-vested                                                606       407
                                                        ________  ________
   Total                                                   2,277     1,586
 Obligation attributable to estimated future
  compensation increases                                   1,329       971
                                                        ________  ________
 Projected benefit obligation                              3,606     2,557
Plan assets held in sponsored mutual funds, at
  fair value                                               2,593     2,749
                                                        ________  ________
Projected benefit obligation in excess of (less than)
 plan assets                                               1,013      (192)
Unrecognized net gain from changes in discount rate and
 past participant experience different from that assumed     722     2,404
                                                        ________  ________
Accrued retirement costs                                $  1,735  $  2,212
                                                        ________  ________
                                                        ________  ________

Discount rate used in determining actuarial
 present values                                            6.40%     8.25%
                                                        ________  ________
                                                        ________  ________

Net periodic retirement plan expense includes:

                                                  1992    1993     1994
                                                 _____  ______   ______
                                                     (in thousands)
Service cost for benefits earned during
 the year                                         $698  $1,077     $867
Interest cost on projected benefit obligation      156     252      230
Actual return on plan assets                       (53)    (94)      (5)
Net amortization and deferral                      102     489     (271)
                                                 _____  ______    _____
                                                  $903  $1,724     $821
                                                 _____  ______    _____
                                                 _____  ______    _____

On January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which changed the Company's practice of accounting for postretirement health and life insurance benefits from the cash basis to the accrual basis. The adoption of the new accounting principle resulted in the immediate recognition of the unfunded accumulated postretirement benefits obligation of $1,011,000 for prior service cost.

After recording the related deferred income tax benefit, the Company recognized an aftertax charge to earnings of $621,000 or $.02 per share. Eligible postretirement benefits plan participants include only those retirees and their dependents who were receiving benefits on January 1, 1993.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES.

The Company is a minority partner in the joint venture which owns the land and building in which the Company leases its corporate offices. Future minimum rental payments under the Company's lease agreement are $3,110,000 in 1995, $3,220,000 in 1996, $3,769,000 in each of 1997, 1998 and 1999, and
$29,986,000 in 2000 through 2006. Rent expense recognized under the lease agreement with the venture was $5,296,000 in 1992, $6,348,000 in 1993, and $6,138,000 in 1994.

The Company leases office facilities and equipment under other noncancelable operating leases. Related rent expense was $5,205,000 in 1992, $7,206,000 in 1993, and $8,721,000 in 1994. Future minimum rental payments under these leases aggregate $5,115,000 in 1995, $2,851,000 in 1996, $2,043,000 in 1997,
$1,480,000 in 1998, $1,434,000 in 1999, and $6,312,000 in later years.

At December 31, 1994, the Company had outstanding commitments to invest an additional $9,260,000 in various investment partnerships and ventures.

The Company has contingent obligations at December 31, 1994 under a $500,000 direct pay letter of credit expiring not later than 1999 and a $780,000 standby letter of credit which is renewable annually.

Consolidated stockholders' equity at December 31, 1994 includes $43,890,000 which is restricted as to use under various regulations and agreements to which the Company and its subsidiaries are subject in the ordinary course of business.

From time to time, the Company is a party to various employment-related claims before federal, state and local administrative agencies and courts. The Company vigorously defends itself against these claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending employment-related claims would have a material adverse effect on the Company's financial position or results of operations.

SCHEDULE I - MARKETABLE SECURITIES AND OTHER INVESTMENTS

Column A                        Column B    Column C    Column D    Column E
_____________________________ __________  __________  __________ ___________
                                                                   Amount at
                                                                  which each
                                                                   portfolio
                                                                   of equity
                                                                    security
                                                                  issues and
                                                                  each other
                                                                    security
                                                          Market       issue
                               Number of                value of     carried
                               shares or                    each      in the
Name of issuer and title of    ownership     Cost of    issue at     balance
 each issue                   percentage  each issue    12/31/94       sheet
________________________________________ ___________ ___________ ___________
Marketable securities - Invest-
 ments in sponsored mutual
 funds - Other funds held as
 available-for-sale securities
  Stock Funds
    Equity Income                213,493 $ 3,086,000 $ 3,412,000
    Blue Chip Growth             299,494   3,119,000   3,327,000
    Equity Index                 251,456   2,832,000   3,292,000
    International Discovery      207,798   3,137,000   3,146,000
    International Stock          268,875   2,699,000   3,044,000
    Personal Strategy Income     302,400   3,024,000   2,988,000
    Latin America                349,551   3,500,000   2,954,000
    Mid-Cap Growth               175,510   2,132,000   2,606,000
    Dividend Growth              204,752   2,197,000   2,260,000
    Equity Income Portfolio      205,653   2,059,000   2,143,000
    Capital Opportunity          200,000   2,000,000   2,086,000
    Value                        201,374   2,014,000   2,062,000
    International Stk. Portfolio 200,000   2,000,000   2,036,000
    Personal Strategy Balanced   203,211   2,032,000   2,026,000
    New America Growth Portfolio 200,000   2,000,000   2,020,000
    Personal Strategy Balanced
      Portfolio                  200,000   2,000,000   2,000,000
    Balanced                     179,342   1,824,000   1,998,000
    New Asia                     222,014   1,341,000   1,778,000
    OTC                          122,847   1,869,000   1,695,000
    New Horizons                 107,934   1,294,000   1,593,000
    Growth Stock                  82,756   1,280,000   1,552,000
    Personal Strategy Growth     151,635   1,516,000   1,530,000
    Science & Technology          69,567     805,000   1,505,000
    Small-Cap Value              105,065   1,394,000   1,408,000
    Japan                        117,399   1,087,000   1,202,000
    European Stock                96,063   1,042,000   1,169,000
    New Era                       55,525   1,052,000   1,119,000
    Other funds                            4,205,000   4,935,000
                                         ___________ ___________ ___________
    Total stock funds                     58,540,000  62,886,000 $62,886,000
                                         ___________ ___________ ___________

Column A                        Column B    Column C    Column D    Column E
_____________________________ __________  __________  __________ ___________
  Bond Funds - Taxable
    Short-Term Global Income     475,286   2,082,000   2,082,000
    Limited Term Bond Portfolio  417,151   2,085,000   2,052,000
    Emerging Markets Bond        200,000   2,000,000   2,000,000
    Other funds                            5,003,000   4,893,000
  Bond Funds - Tax-free
    Florida Insured
     Intermediate Tax-Free Bond  214,557   2,148,000   2,105,000
    Georgia Tax-Free Bond        218,524   2,126,000   2,061,000
    Summit Municipal
      Money Market             2,052,345   2,052,000   2,052,000
    Virginia Short-Term
     Tax-Free Bond               401,431   2,007,000   2,007,000
    Summit Municipal
     Intermediate                209,804   2,043,000   1,991,000
    Summit Municipal Income      211,618   1,976,000   1,917,000
    Maryland Tax-Free Bond       134,897   1,303,000   1,290,000
    Other funds                            5,635,000   5,674,000
                                         ___________ ___________ ___________
                                          30,460,000  30,124,000  30,124,000
                                         ___________ ___________ ___________
                                         $89,000,000 $93,010,000 $93,010,000
                                         ___________ ___________ ___________
                                         ___________ ___________ ___________

Other investments - Partner-
 ship and other investments
  T. Rowe Price Recovery Fund, LP  21.0% $12,124,000 $12,124,000 $12,124,000
  Jardine Fleming Taiwan In-
   vestment Management Limited     24.0%   3,090,000   3,090,000   3,090,000
  RPFI International Partners, LP   1.0%   2,209,000   2,209,000   2,209,000
  T. Rowe Price Strategic
   Partners Fund, LP               15.4%   1,943,000   1,943,000   1,943,000
  New Enterprise Associates V,
   Limited Partnership               .8%   1,293,000   1,293,000   1,293,000
  T. Rowe Price Strategic
   Partners Fund II, LP             4.0%   1,802,000   1,802,000   1,802,000
  Onset Enterprise Associates, LP   3.3%   1,107,000   1,107,000   1,107,000
  Other investments                        5,089,000   5,089,000   5,089,000
                                         ___________ ___________ ___________
                                         $28,657,000 $28,657,000 $28,657,000
                                         ___________ ___________ ___________
                                         ___________ ___________ ___________

Supplementary Data - Selected Quarterly Financial Data:


                                   1st           2nd        3rd       4th
                                 Quarter       Quarter    Quarter   Quarter
                                ________      ________   ________  ________
                                  (in thousands, except per-share amounts)

 1993
 Revenues                       $ 68,716      $ 72,679   $ 78,765  $ 89,881
 Net income                     $ 10,221 (3)  $ 11,536   $ 12,038  $ 14,744
 Earnings per share (1)         $    .34 (3)  $    .38   $    .39  $    .48

 1994
 Revenues                       $ 91,927      $ 92,468   $ 96,943  $101,040
 Net income                     $ 13,753      $ 15,049   $ 16,262  $ 16,087
 Earnings per share (2)         $    .44      $    .49   $    .53  $    .53


(1) Retroactively adjusted to give effect to the 2-for-1 stock split in November 1993.

(2) The sum of the 1994 quarterly earnings per share does not equal the full-year amount because the quarterly computations are done independently.

(3) Net income and earnings per share before the cumulative effects of changes in accounting principles were $10,551 and $.35, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item as to the identification of the Company's executive officers and other significant employees is contained as a separate item at the end of Part I of this Form 10-K Annual Report. The balance of the information required by this item as to the Company's directors and executive officers is incorporated in this Form 10-K Annual Report by reference to the proxy statement pertaining to the Company's 1995 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by this item is incorporated in this Form 10-K Annual Report by reference to the proxy statement pertaining to the Company's 1995 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this item is incorporated in this Form 10-K Annual Report by reference to the proxy statement pertaining to the Company's 1995 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item is incorporated in this Form 10-K Annual Report by reference to the proxy statement pertaining to the Company's 1995 Annual Meeting of Stockholders.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report.

   1.  Financial Statements:  See index at Item 8 of Part II.
   2.  Financial Statement Schedules:  See index at Item 8 of Part II.
   3. The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein.
       Exhibits 10.07 through 10.13 are compensatory plan arrangements.

        3.(i) Amended and Restated Charter of T. Rowe Price Associates, Inc. (Incorporated by reference from the 1993 Annual Report on Form 10-K; Accession No. 80255-94-33)

        3.(ii) Amended and Restated By-Laws of T. Rowe Price Associates,
               Inc. (Incorporated by reference from the 1989 Annual Report on Form 10-K [File No. 0-14282])

        4 Pursuant to Item 601(b)(4)(iii)(A), agreements defining the rights of the holder of $13,500,000 of a consolidated subsidiary's long-term debt (not registered) will be furnished to the Commission upon request.

       10.01 Form of Investment Management Agreement with each of the T. Rowe Price Funds. (Incorporated by reference from Form N-1A; Accession No. 871839-95-12)

       10.02 Transfer Agency and Service Agreement dated as of January 1, 1995 between each of the T. Rowe Price Funds and T. Rowe Price Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 871839-95-12)

       10.03 Agreement dated January 1, 1995 between T. Rowe Price Retirement Plan Services, Inc. and each of the T. Rowe Price Taxable Funds. (Incorporated by reference from Form N-1A; Accession No. 871839-95-12)

       10.04 Form of Underwriting Agreement between each of the T. Rowe Price Funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 871839-95-12)

       10.05 Office Lease dated as of July 27, 1989 between 100 East Pratt Street Limited Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from the 1989 Annual Report on Form 10-K [File No. 0-14282])

       10.06 Lease agreement dated April 17, 1990 between McDonogh School, Incorporated and TRP Suburban, Inc. (Incorporated by reference from the 1990 Annual Report on Form 10-K [File No. 0-14282])

       10.07 Form of Executive Stock Agreement dated December 23, 1981. (Incorporated by reference from Registration Statement on Form S-1 [File No. 33-3398])

       10.08 Form of Special Compensation Agreement dated April __, 1982. (Incorporated by reference from Registration Statement on Form S-1 [File No. 33-3398])

       10.09 Form of Amendment to Executive Stock Agreement dated as of ________, 1986. (Incorporated by reference from Registration Statement on Form S-1 [File No. 33-3398])

       10.10   1986 Employee Stock Purchase Plan of T. Rowe Price
               Associates, Inc. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-7012])

       10.11 T. Rowe Price Associates, Inc. 1986 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-8672])

       10.12 T. Rowe Price Associates, Inc. 1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573])

       10.13 T. Rowe Price Associates, Inc. 1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568])

       21      Subsidiaries of T. Rowe Price Associates, Inc.

       23      Consent of Independent Accountants, Price Waterhouse.

       27      Financial Data Schedule.

       99 Proxy Statement pertaining to the 1995 Annual Meeting of Stockholders. (Incorporated by reference from Form DEF 14A; Accession No. 933259-95-9; CIK 80255)

(b)  Reports on Form 8-K.

   The Company was not required to and did not file any Reports on Form 8-K during the three months ended December 31, 1994.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1995.

T. Rowe Price Associates, Inc.


By: /s/ George J. Collins, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1995.


/s/ George J. Collins, Chief Executive Officer and Director


/s/ George A. Roche, Chief Financial Officer and Director


/s/ Thomas H. Broadus, Jr., Director


/s/ James E. Halbkat, Jr., Director


/s/ Carter O. Hoffman, Director


/s/ Henry H. Hopkins, Director


/s/ James S. Riepe, Director


/s/ John W. Rosenblum, Director


/s/ Robert L. Strickland, Director


/s/ M. David Testa, Director


/s/ Philip C. Walsh, Director


/s/ Alvin M. Younger, Jr., Principal Accounting Officer