Form 10-Q
period 1995-03-31
PRICE T ROWE ASSOCIATES INC /MD/
filed 1995-04-26
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


FORM 10-Q QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  MARCH 31, 1995.

Commission file number:  000-14282.

Exact name of registrant as specified in its charter:
T. ROWE PRICE ASSOCIATES, INC.

State of Incorporation:  MARYLAND.

I.R.S. Employer Identification No.:  52-0556948.

Address and zip code of principal executive offices: 100 EAST PRATT STREET, BALTIMORE, MARYLAND 21202.

Registrant's telephone number, including area code:  (410) 547-2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X]. No [ ].

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date: 28,452,552 SHARES AT
APRIL 24, 1995.

Exhibit index is at Item 6(a) on page 10.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                  03/31/95
                                                        12/31/94  Unaudited
                                                        ________  _________
ASSETS
Cash and cash equivalents                               $ 60,016  $ 60,838
Accounts receivable                                       46,722    47,038
Investments in sponsored mutual funds
 held as available-for-sale securities                    93,010    98,733
Partnership and other investments                         28,657    28,902
Property and equipment                                    49,341    48,864
Goodwill and deferred expenses                             7,811     7,427
Other assets                                              11,725     7,643
                                                        ________  ________
                                                        $297,282  $299,445
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 17,741  $ 16,309
 Accrued compensation and retirement costs                27,413    21,795
 Income taxes payable                                      1,573     9,500
 Dividends payable                                         4,575     4,554
 Debt                                                     13,410    13,333
 Minority interests in consolidated subsidiaries          16,331    11,483
                                                        ________  ________
     Total liabilities                                    81,043    76,974
                                                        ________  ________

Commitments and contingent liabilities

Stockholders' equity
 Common stock, $.20 par value - authorized
  48,000,000 shares; issued and outstanding
  28,569,419 shares in 1994 and 28,421,780 in 1995         5,714     5,684
 Capital in excess of par value                            1,935     1,946
 Unrealized security holding gains                         2,554     4,730
 Retained earnings                                       206,036   210,111
                                                        ________  ________
     Total stockholders' equity                          216,239   222,471
                                                        ________  ________
                                                        $297,282  $299,445
                                                        ________  ________
                                                        ________  ________




See the accompanying notes to the condensed consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)

                                                        Three months ended
                                                        ___________________
                                                       03/31/94   03/31/95
                                                       ________   ________

Revenues
 Investment advisory fees                              $ 69,015   $ 73,133
 Administrative fees                                     21,771     22,613
 Investment and other income                              1,141      2,100
                                                       ________   ________
                                                         91,927     97,846
                                                       ________   ________

Expenses
 Compensation and related costs                          31,395     33,090
 Advertising and promotion                               10,370      7,901
 Depreciation, amortization and operating
  rentals of property and equipment                       5,923      7,357
 International investment research fees                   5,909      6,782
 Administrative and general                              11,016     13,595
                                                       ________   ________
                                                         64,613     68,725
                                                       ________   ________

Income before income taxes and minority interests        27,314     29,121
Provision for income taxes                               10,676     11,302
                                                       ________   ________
Income from consolidated companies                       16,638     17,819
Minority interests in consolidated subsidiaries           2,885      2,828
                                                       ________   ________
Net income                                             $ 13,753   $ 14,991
                                                       ________   ________
                                                       ________   ________

Earnings per share                                     $    .44   $    .50
                                                       ________   ________
                                                       ________   ________

Dividends declared per share                           $    .13   $    .16
                                                       ________   ________
                                                       ________   ________

Weighted average shares outstanding, including
 share equivalents arising from unexercised
 stock options                                           30,983     30,013
                                                       ________   ________
                                                       ________   ________












See the accompanying notes to the condensed consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Three months ended
                                                       __________________
                                                       03/31/94  03/31/95
                                                       ________  ________
Cash flows from operating activities
 Net income                                            $ 13,753  $ 14,991
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization of property
    and equipment                                         2,261     3,090
   Minority interests in consolidated subsidiaries        2,885     2,828
   Increase in accounts receivable                       (1,152)     (316)
   Increase in accounts payable and accrued
    liabilities                                           6,508     2,469
   Other changes in assets and liabilities                1,300     2,441
                                                       ________  ________
 Net cash provided by operating activities               25,555    25,503
                                                       ________  ________

Cash flows from investing activities
 Investments in sponsored mutual funds                   (8,030)   (2,474)
 Partnership and other investments                       (1,082)   (1,063)
 Return of partnership investments                          170     1,010
 Additions to property and equipment                     (4,993)   (3,456)
                                                       ________  ________
 Net cash used in investing activities                  (13,935)   (5,983)
                                                       ________  ________

Cash flows from financing activities
 Purchases of stock                                      (1,352)   (7,637)
 Receipts relating to stock issuances                     1,255     1,108
 Dividends paid to stockholders                          (3,784)   (4,575)
 Distributions to minority interests                         --    (7,594)
                                                       ________  ________
 Net cash used in financing activities                   (3,881)  (18,698)
                                                       ________  ________

Cash and cash equivalents
 Net increase during period                               7,739       822
 At beginning of period                                  46,218    60,016
                                                       ________  ________
 At end of period                                      $ 53,957  $ 60,838
                                                       ________  ________
                                                       ________  ________










See the accompanying notes to the condensed consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) serve as investment adviser to the T. Rowe Price Mutual Funds (the Price funds), other sponsored investment products, and private accounts of other institutional and individual investors, including defined benefit and defined contribution retirement plans, endowments, foundations, trusts, and other mutual funds. The Company also provides various administrative services to its clients, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. At March 31, 1995, the Company's assets under management totaled $61.6 billion, including $39.5 billion in the Price funds.

The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The unaudited interim financial information contained in the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1994 Annual Report to Stockholders.


NOTE 2 - STOCKHOLDERS' EQUITY.

The following table details the changes in stockholders' equity (dollars in thousands) during the first quarter of 1995.

                                      Capital             Unreal-
                             Common        in                ized     Total
                    Common    stock    excess            security    stock-
                     stock    - par    of par  Retained   holding  holders'
                  - shares    value     value  earnings     gains    equity
                __________   ______   _______  ________  ________  ________
Balance at
 December 31,
 1994           28,569,419   $5,714   $ 1,935  $206,036    $2,554  $216,239
Stock options
 exercised         101,861       20     1,055        (2)              1,073
Purchases of
 common stock     (249,500)     (50)   (1,079)   (6,360)             (7,489)
Cash received
 from holders of
 Executive Stock                           35                            35
Net income                                       14,991              14,991
Dividends
 declared                                        (4,554)             (4,554)
Unrealized hold-
 ing loss on
 available-for-
 sale mutual fund
 investments                                                2,176     2,176
                __________   ______   _______  ________    ______  ________
Balance at
 March 31,
 1995           28,421,780   $5,684   $ 1,946  $210,111    $4,730  $222,471
                __________   ______   _______  ________    ______  ________
                __________   ______   _______  ________    ______  ________

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Associates, Inc. and its subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1995. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, cash flows, and stockholders' equity for the year then ended (not presented herein), and in our report dated January 25, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ PRICE WATERHOUSE LLP

Baltimore, Maryland
April 24, 1995


THE ABOVE REPORT IS NOT A "REPORT" WITHIN THE MEANING OF SECTIONS 7 AND 11 OF THE SECURITIES ACT OF 1933 AND THE INDEPENDENT ACCOUNTANTS' LIABILITY PROVISIONS OF SECTION 11 OF THE ACT DO NOT APPLY.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

T. Rowe Price Associates, Inc. (the Company) derives its revenue primarily from investment advisory and administrative services provided to the Price Mutual Funds (the Funds), private accounts, and other sponsored investment products. Investment advisory fees are generally based on the net assets of the portfolios managed. The majority of administrative revenues are earned from contracted services provided to the Funds.

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

RESULTS OF OPERATIONS  -  THREE MONTHS ENDED MARCH 31, 1995 VERSUS 1994.

Net income increased $1.2 million or 9% from $13.8 million to $15.0 million. Aided by a decrease in weighted average shares outstanding, earnings per share grew more than 13% from $.44 to $.50. The Company has reacquired 1,142,000 shares under its repurchase program since January 1, 1994.

Investment advisory revenues from the Funds increased $3.4 million as average assets under management rose $2.2 billion to $37.9 billion. Fund assets closed the 1995 first quarter at $39.5 billion, up $2.2 billion from December 31, 1994, with stock funds accounting for $1.6 billion of the increase. Net cash inflows to the Funds during the first quarter totaled nearly $.8 billion as net subscriptions to the stock funds were more than $.7 billion. Private accounts and other sponsored products contributed $.7 million of the revenue gains. Private account assets under management rose to $22.1 billion at March 31, 1995, up $1.6 billion from December 31, 1994. Total assets under management at quarter end increased to $61.6 billion from $57.8 billion at year-end 1994. Comparable assets under management at March 31, 1994 were $53.5 billion, including almost $35.0 billion in the Funds.

Administrative fees from services to the Price Funds and their shareholders grew 4% to $22.6 million; however, increases in related operating expenses more than offset these revenue gains.

Investment and other income rose almost $1.0 million due to incremental dividends received on larger money market fund balances, which earned higher rates of interest in 1995, and greater stock fund investments.

Operating expenses increased 6% or $4.1 million to $68.7 million from $64.6 million. Greater compensation and related costs, which were up $1.7 million, were attributable to increases in overall compensation rates and a 9% increase in the average number of employees, primarily to support the growing administrative services operations. Advertising and promotion expenditures were cut back significantly from the 1994 first quarter when net cash flows to the Funds reached a quarterly record of almost $1.7 billion. Such expenditures vary over time as market conditions and cash inflows to the Funds warrant. Depreciation, amortization, and operating rentals of property and equipment increased $1.4 million as a result of the Company's recent investments in computer and communications equipment, office facilities and furnishings. International investment research fees increased $.9 million as quarter-end international assets under management rose to nearly $18.7 billion, up from $16.1 billion at March 31, 1994. Administrative and general expenses increased $2.6 million due largely to greater operating costs associated with the Company's growing data processing operations.


PART II.  OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1995 annual meeting of the Company's stockholders was held on April 6, 1995. The Company's proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 28,620,239 as of the record date of February 6, 1995.

Management's eleven nominees for the Board of Directors were re-elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and have qualified. A tabulation of the votes cast is as follows:

         Nominee                    For              Withheld
         ________________           __________       _________

         T.H. Broadus, Jr.          24,764,295         990,820
         G.J. Collins               24,888,423         866,692
         J.E. Halbkat, Jr.          24,925,879         829,236
         C.O. Hoffman               24,886,694         868,421
         H.H. Hopkins               24,887,742         867,373
         J.S. Riepe                 24,889,585         865,530
         G.A. Roche                 24,889,670         865,445
         J.W. Rosenblum             24,921,746         833,369
         R.L. Strickland            24,925,709         829,406
         M.D. Testa                 24,292,848       1,462,267
         P.C. Walsh                 24,919,789         835,326

The charter amendment to increase the authorized common stock of the Company from 48,000,000 to 100,000,000 shares was approved by a vote of: 21,736,318 for; 3,624,931 against; and 393,866 abstentions.

The charter amendment to authorize a new class of 20,000,000 shares of undesignated preferred stock was approved by a vote of: 15,200,037 for; 8,574,592 against; and 441,147 abstentions. Broker non-votes were 1,539,339.

The performance-linked Executive Incentive Compensation Plan was approved by a vote of: 22,071,130 for; 2,273,511 against; and 253,185 abstentions. Broker non-votes were 1,157,289.

The 1995 Director Stock Option Plan was approved by a vote of: 21,745,373 for; 3,503,477 against; and 373,807 abstentions. Broker non-votes were 132,458.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

   3.(i)- Amended and Restated Charter of T. Rowe Price Associates, Inc. as of April 6, 1995 (Incorporated by reference from Form 8-A12G/A:
           Accession No. 933259-95-16; CIK 80255).

   10   -  1995 Director Stock Option Plan (Incorporated by reference from
           Form DEF 14A: Accession No. 933259-95-9; CIK 80255).

   15   -  Letter from Price Waterhouse LLP, independent accountants, re unaudited interim financial information.

   27   -  Financial Data Schedule.

All other items are omitted because they are not applicable or the answers are none.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 26, 1995.

T. Rowe Price Associates, Inc.



/s/ George A. Roche,  Chief Financial Officer



/s/ Alvin M. Younger, Jr.,  Principal Accounting Officer