Form 10-Q
period 1995-06-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 1995-07-31
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


FORM 10-Q QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  JUNE 30, 1995.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date: 28,542,346 SHARES AT
JULY 27, 1995.

Exhibit index is at Item 6(a) on page 10.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                  06/30/95
                                                        12/31/94  Unaudited
                                                        ________  _________
ASSETS
Cash and cash equivalents                               $ 60,016  $ 76,740
Accounts receivable                                       46,722    50,900
Investments in sponsored mutual funds
 held as available-for-sale securities                    93,010   101,561
Partnership and other investments                         28,657    29,697
Property and equipment                                    49,341    48,556
Goodwill and deferred expenses                             7,811     7,050
Other assets                                              11,725     8,744
                                                        ________  ________
                                                        $297,282  $323,248
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 17,741  $ 16,686
 Accrued compensation and retirement costs                27,413    29,420
 Income taxes payable                                      1,573     3,252
 Dividends payable                                         4,575     4,558
 Debt                                                     13,410    13,254
 Minority interests in consolidated subsidiaries          16,331    15,042
                                                        ________  ________
     Total liabilities                                    81,043    82,212
                                                        ________  ________

Commitments and contingent liabilities

Stockholders' equity
 Common stock, $.20 par value - authorized
  48,000,000 shares; issued and outstanding
  28,569,419 shares in 1994 and 28,526,846 in 1995         5,714     5,705
 Capital in excess of par value                            1,935     2,937
 Unrealized security holding gains                         2,554     8,618
 Retained earnings                                       206,036   223,776
                                                        ________  ________
     Total stockholders' equity                          216,239   241,036
                                                        ________  ________
                                                        $297,282  $323,248
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)

                                       Three months      Six months
                                      ended June 30,   ended June 30,
                                     __________________________________
                                       1994    1995     1994     1995
                                     ________ ________________ ________

Revenues
  Investment advisory fees          $ 70,700 $ 80,467 $139,715 $153,600
  Administrative fees                 20,471   22,506   42,242   45,119
  Investment and other income          1,297    1,816    2,438    3,916
                                    ________ ________ ________ ________
                                      92,468  104,789  184,395  202,635
                                    ________ ________ ________ ________
Expenses
  Compensation and related costs      32,547   35,697   63,942   68,787
  Advertising and promotion            6,898    6,069   17,268   13,970
  Depreciation, amortization and
   operating rentals of property
   and equipment                       6,184    7,265   12,107   14,622
  International investment
   research fees                       6,242    7,332   12,151   14,114
  Administrative and general          11,083   12,976   22,099   26,571
                                    ________ ________ ________ ________
                                      62,954   69,339  127,567  138,064
                                    ________ ________ ________ ________
Income before income taxes and
 minority interests                   29,514   35,450   56,828   64,571
Provision for income taxes            11,507   13,786   22,183   25,088
                                    ________ ________ ________ ________
Income from consolidated companies 18,007 21,664 34,645 39,483 Minority interests in consolidated
 subsidiaries                          2,958    3,442    5,843    6,270
                                    ________ ________ ________ ________
Net income                          $ 15,049 $ 18,222 $ 28,802 $ 33,213
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________


Earnings per share                  $    .49 $    .60 $    .93 $   1.10
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Dividends declared per share        $    .13 $    .16 $    .26 $    .32
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Weighted average shares outstanding,
 including share equivalents arising
 from unexercised stock options       30,638   30,368   30,810   30,192
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________









See the accompanying notes to the condensed consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Six months ended
                                                       __________________
                                                       06/30/94  06/30/95
                                                       ________  ________
Cash flows from operating activities
 Net income                                            $ 28,802  $ 33,213
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization of property
    and equipment                                         4,666     6,300
   Minority interests in consolidated subsidiaries        5,843     6,270
   Increase in accounts receivable                       (3,665)   (4,178)
   Increase in accounts payable and accrued
    liabilities                                           3,997     1,129
   Other changes in assets and liabilities                   19     2,565
                                                       ________  ________
 Net cash provided by operating activities               39,662    45,299
                                                       ________  ________

Cash flows from investing activities
 Investments in sponsored mutual funds                  (12,067)   (2,804)
 Proceeds from liquidation of mutual fund investments        --     3,075
 Partnership and other investments                       (4,693)   (1,552)
 Return of partnership investments                          529     1,173
 Additions to property and equipment                     (8,551)   (6,376)
                                                       ________  ________
 Net cash used in investing activities                  (24,782)   (6,484)
                                                       ________  ________

Cash flows from financing activities
 Purchases of stock                                     (11,345)   (7,489)
 Receipts relating to stock issuances                     1,643     2,120
 Dividends paid to stockholders                          (7,572)   (9,128)
 Distributions to minority interests                     (6,320)   (7,594)
                                                       ________  ________
 Net cash used in financing activities                  (23,594)  (22,091)
                                                       ________  ________

Cash and cash equivalents
 Net change during period                                (8,714)   16,724
 At beginning of period                                  46,218    60,016
                                                       ________  ________
 At end of period                                      $ 37,504  $ 76,740
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

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) serve as investment adviser to the T. Rowe Price Mutual Funds (the Price funds), other sponsored investment products, and private accounts of other institutional and individual investors, including defined benefit and defined contribution retirement plans, endowments, foundations, trusts, and other mutual funds. The Company also provides various administrative services to its clients, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. At June 30, 1995, the Company's assets under management totaled $66.6 billion, including $42.5 billion in the Price funds.

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


NOTE 2 - STOCK OPTIONS.

On April 6, 1995, the Company awarded options to purchase 16,000 shares of common stock to the four non-employee members of its board of directors. The options were granted at an exercise price of $38.375 per share and become exercisable in 1996.


NOTE 3 - STOCKHOLDERS' EQUITY.

The following table details the changes in stockholders' equity (dollars in thousands) during the first six months of 1995.

                                      Capital   Unreal-
                             Common        in      ized               Total
                    Common    stock    excess  security              stock-
                     stock    - par    of par   holding  Retained  holders'
                  - shares    value     value     gains  earnings    equity
                __________   ______   _______  ________  ________  ________
Balance at
 December 31,
 1994           28,569,419   $5,714   $ 1,935    $2,554  $206,036  $216,239
Stock options
 exercised         206,927       41     2,046                  (2)    2,085
Purchases of
 common stock     (249,500)     (50)   (1,079)             (6,360)   (7,489)
Cash received
 from holders of
 Executive Stock                           35                            35
Net income                                                 33,213    33,213
Dividends
 declared                                                  (9,111)   (9,111)
Unrealized hold-
 ing gain on
 available-for-
 sale mutual fund
 investments                                      6,064               6,064
                __________   ______   _______    ______  ________  ________
Balance at
 June 30,
 1995           28,526,846   $5,705   $ 2,937    $8,618  $223,776  $241,036
                __________   ______   _______    ______  ________  ________
                __________   ______   _______    ______  ________  ________

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Associates, Inc. and its subsidiaries as of June 30, 1995, and the related condensed consolidated statements of income and cash flows for the three- and six-month periods ended June 30, 1994 and 1995. These financial statements are the responsibility of the company's management.

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

Baltimore, Maryland
July 26, 1995


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

RESULTS OF OPERATIONS  -  THREE MONTHS ENDED JUNE 30, 1995 VERSUS 1994.

Net income increased $3.2 million or 21% to $18.2 million or $.60 per share from $15.0 million or $.49 per share. The Company's common stock repurchases during the twelve months ended March 31, 1995 resulted in a decrease in weighted average shares outstanding and account for $.01 of the increase in earnings per share. Total revenues for the second quarter increased 13% from $92.5 million in 1994 to a record quarterly total of $104.8 million, led by an increase of $9.8 million in investment advisory revenues.

Investment advisory revenues from the Funds increased $9.3 million as average assets under management rose $5.7 billion to $41.2 billion. Fund assets totaled $42.5 billion at June 30, 1995, up $3.0 billion from March 31, 1995, with stock funds accounting for $2.5 billion of the increase. Net cash inflows to the Funds during the second quarter totaled nearly $.8 billion as net subscriptions to the stock funds were more than $.6 billion. Private accounts and other sponsored products contributed the balance of the investment advisory revenue gains. Private account assets under management rose to $24.1 billion at June 30, 1995, up $2.0 billion from March 31, 1995 and $5.1 billion from June 30, 1994. Total assets under management at quarter end increased to $66.6 billion from $61.6 billion at March 31, 1995 and from $54.5 billion at June 30, 1994.

Administrative fees from services to the Price Funds and their shareholders grew 10% to $22.5 million; however, increases in related operating expenses largely offset these revenue gains.

Investment and other income rose more than $.5 million due to greater dividends received on larger money market fund balances, which earned higher rates of interest in 1995, and greater mutual fund investments.

Operating expenses increased 10% or $6.4 million to $69.3 million from almost $63.0 million. Greater compensation and related costs, which were up $3.1 million, were attributable to increases in overall compensation rates and a 9% increase in the average number of employees, primarily to support the Company's growing operations. Advertising and promotion expenditures were reduced from the 1994 second quarter as well as the 1995 first quarter.
Such expenditures vary over time as market conditions and cash inflows to the Funds warrant. Depreciation, amortization, and operating rentals of property and equipment increased $1.1 million as a result of the Company's recent investments in computer and communications equipment, office facilities and furnishings. International investment research fees increased $1.1 million as quarter-end international assets under management rose to nearly $20.2 billion, up from $17.0 billion at June 30, 1994. Administrative and general expenses increased $1.9 million due largely to greater operating costs associated with the Company's data processing operations.

Increased earnings by RPFI was the reason for the increase in minority interests in consolidated subsidiaries.

RESULTS OF OPERATIONS  -  SIX MONTHS ENDED JUNE 30, 1995 VERSUS 1994.

Net income increased $4.4 million or 15% to $33.2 million. Earnings per share grew more than 18% to a record $1.10 for the first six months. The Company's common stock repurchases during 1994 and 1995 account for $.02 of the increase in earnings per share. Total revenues increased 10% from $184.4 million in 1994 to a record first half total of $202.6 million, led by an increase of $13.9 million in investment advisory revenues.

Investment advisory revenues from the Funds increased $12.7 million as average assets under management rose $4.0 billion to $39.6 billion. Fund assets closed the 1995 first half at $42.5 billion, up $5.2 billion from December 31, 1994, with stock funds accounting for $4.1 billion of the increase. Net cash inflows to the Funds during the first six months totaled nearly $1.6 billion as net subscriptions to the stock funds were more than $1.4 billion. Private accounts and other sponsored products contributed the balance of the investment advisory revenue gains.

Administrative fees from services to the Price Funds and their shareholders grew 7% to $45.1 million; however, increases in related operating expenses offset these revenue gains.

Investment and other income rose almost $1.5 million due to greater dividends received on larger money market fund balances and greater mutual fund investments.

Operating expenses increased 8% or $10.5 million to $138.1 million from $127.6 million. Greater compensation and related costs, which were up $4.8 million, were attributable to increases in overall compensation rates and a 9% increase in the average number of employees, primarily to support the Company's growing operations. Advertising and promotion expenditures were reduced significantly from 1994 levels when net cash inflows to the Funds were $1.7 billion in the first quarter alone. Such expenditures vary over time as market conditions and cash inflows to the Funds warrant. Depreciation, amortization, and operating rentals of property and equipment increased $2.5 million as a result of the Company's recent investments in computer and communications equipment, office facilities and furnishings. International investment research fees increased $2.0 million as international assets under management rose to nearly $20.2 billion at June 30, 1995. Administrative and general expenses increased $4.5 million due largely to greater operating costs associated with the Company's growing data processing and administrative services operations.


PART II.  OTHER INFORMATION.

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


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 28, 1995.

T. Rowe Price Associates, Inc.



/s/ George A. Roche,  Chief Financial Officer



/s/ Alvin M. Younger, Jr.,  Principal Accounting Officer