Form 10-Q/A
period 1995-06-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 1995-08-07
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


FORM 10-Q/A QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  JUNE 30, 1995.

Commission file number:  000-14282.

Exact name of registrant as specified in its charter:
T. ROWE PRICE ASSOCIATES, INC.

State of Incorporation:  MARYLAND.

I.R.S. Employer Identification No.:  52-0556948.

Address and zip code of principal executive offices: 100 EAST PRATT STREET, BALTIMORE, MARYLAND 21202.

Registrant's telephone number, including area code:  (410) 547-2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X]. No [ ].

PART I. FINANCIAL INFORMATION.  ITEM 1. FINANCIAL STATEMENTS.
This amendment is made to correctly disclose the registrant's authorized shares in the condensed consolidated balance sheet at June 30, 1995.

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
                                                        ________  ________

Commitments and contingent liabilities

Stockholders' equity
   Preferred stock, undesignated - authorized
  and unissued 20,000,000 shares in 1995                      --        --
 Common stock, $.20 par value - authorized
  48,000,000 shares in 1994 and 100,000,000 shares
  in 1995;     issued and outstanding 28,569,419 shares
  in 1994 and 28,526,846 in 1995                           5,714     5,705
 Capital in excess of par value                            1,935     2,937
 Unrealized security holding gains                         2,554     8,618
 Retained earnings                                       206,036   223,776
                                                        ________  ________
     Total stockholders' equity                          216,239   241,036
                                                        ________  ________
                                                        $297,282  $323,248
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

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 1995.

T. Rowe Price Associates, Inc.



/s/ Alvin M. Younger, Jr., Secretary and Principal Accounting Officer