Form 10-Q
period 1995-09-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 1995-11-13
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


FORM 10-Q QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  SEPTEMBER 30, 1995.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date: 28,630,163 SHARES AT NOVEMBER 10, 1995.

Exhibit index is at Item 6(a) on page 10.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                  09/30/95
                                                        12/31/94  Unaudited
                                                        ________  _________
ASSETS
Cash and cash equivalents                               $ 60,016  $ 98,688
Accounts receivable                                       46,722    54,268
Investments in sponsored mutual funds
 held as available-for-sale securities                    93,010   107,333
Partnership and other investments                         28,657    27,836
Property and equipment                                    49,341    49,779
Goodwill and deferred expenses                             7,811     6,494
Other assets                                              11,725     7,848
                                                        ________  ________
                                                        $297,282  $352,246
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 17,741  $ 21,005
 Accrued compensation and retirement costs                27,413    39,570
 Income taxes payable                                      1,573     5,947
 Dividends payable                                         4,575     4,573
 Debt                                                     13,410       797
 Minority interests in consolidated subsidiaries          16,331    18,882
                                                        ________  ________
     Total liabilities                                    81,043    90,774
                                                        ________  ________

Commitments and contingent liabilities

Stockholders' equity
 Preferred stock, undesignated - authorized
  20,000,000 shares in 1995                                   --        --
 Common stock, $.20 par value - authorized
  48,000,000 shares in 1994 and 100,000,000 shares
  in 1995; issued and outstanding 28,569,419 shares
  in 1994 and 28,580,686 in 1995                           5,714     5,716
 Capital in excess of par value                            1,935     3,614
 Unrealized security holding gains                         2,554    12,437
 Retained earnings                                       206,036   239,705
                                                        ________  ________
     Total stockholders' equity                          216,239   261,472
                                                        ________  ________
                                                        $297,282  $352,246
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)

                                       Three months      Nine months
                                           ended            ended
                                       September 30,    September 30,
                                     __________________________________
                                       1994    1995     1994     1995
                                     ________ ________________ ________

Revenues
  Investment advisory fees         $  74,462 $ 87,019 $214,177 $240,619
  Administrative fees                 21,429   24,448   63,671   69,567
  Investment and other income          1,052    1,759    3,490    5,675
                                    ________ ________ ________ ________
                                      96,943  113,226  281,338  315,861
                                    ________ ________ ________ ________
Expenses
  Compensation and related costs      32,721   35,973   96,663  104,760
  Advertising and promotion            5,957    7,126   23,225   21,096
  Depreciation, amortization and
   operating rentals of property
   and equipment                       6,172    7,306   18,279   21,928
  International investment
   research fees                       6,894    7,793   19,045   21,907
  Administrative and general          12,620   14,783   34,719   41,354
                                    ________ ________ ________ ________
                                      64,364   72,981  191,931  211,045
                                    ________ ________ ________ ________
Income before income taxes and
 minority interests                   32,579   40,245   89,407  104,816
Provision for income taxes            12,590   14,914   34,773   40,002
                                    ________ ________ ________ ________
Income from consolidated companies 19,989 25,331 54,634 64,814 Minority interests in consolidated
 subsidiaries                          3,727    3,780    9,570   10,050
                                    ________ ________ ________ ________
Income before extraordinary charge 16,262 21,551 45,064 54,764 Extraordinary charge from early extinguishment of debt, net of
 income tax benefit                       --    1,049       --    1,049
                                    ________ ________ ________ ________
Net income                          $ 16,262 $ 20,502 $ 45,064 $ 53,715
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Earnings per share, including an
 extraordinary charge of $.03 per
 share in 1995                      $    .53 $    .67 $   1.47 $   1.77
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Dividends declared per share        $    .13 $    .16 $    .39 $    .48
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Weighted average shares outstanding,
 including share equivalents arising
 from unexercised stock options       30,421   30,706   30,679   30,365
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Nine months ended
                                                       __________________
                                                       09/30/94  09/30/95
                                                       ________  ________
Cash flows from operating activities
 Net income                                            $ 45,064  $ 53,715
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization of property
    and equipment                                         7,220     9,670
   Minority interests in consolidated subsidiaries        9,570    10,050
   Increase in accounts receivable                       (5,653)   (7,546)
   Increase in accounts payable and accrued
    liabilities                                          16,600    16,831
   Other changes in assets and liabilities                  681     5,154
                                                       ________  ________
 Net cash provided by operating activities               73,482    87,874
                                                       ________  ________

Cash flows from investing activities
 Investments in sponsored mutual funds                  (21,159)   (3,035)
 Proceeds from liquidation of mutual fund investments        --     3,076
 Partnership and other investments                       (6,252)   (1,888)
 Return of partnership investments                          660     2,065
 Additions to property and equipment                    (13,568)  (10,846)
                                                       ________  ________
 Net cash used in investing activities                  (40,319)  (10,628)
                                                       ________  ________

Cash flows from financing activities
 Purchases of stock                                     (15,395)   (7,489)
 Receipts relating to stock issuances                     3,310     2,808
 Dividends paid to stockholders                         (11,339)  (13,686)
 Distributions to minority interests                     (6,320)   (7,594)
 Debt payments                                             (227)  (12,613)
                                                       ________  ________
 Net cash used in financing activities                  (29,971)  (38,574)
                                                       ________  ________

Cash and cash equivalents
 Net increase during period                               3,192    38,672
 At beginning of period                                  46,218    60,016
                                                       ________  ________
 At end of period                                      $ 49,410  $ 98,688
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

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) serve as investment adviser to the T. Rowe Price Mutual Funds (the Price funds), other sponsored investment products, and private accounts of other institutional and individual investors, including defined benefit and defined contribution retirement plans, endowments, foundations, trusts, and other mutual funds. The Company also provides various administrative services to its clients, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. At September 30, 1995, the Company's assets under management totaled $71.5 billion, including $45.9 billion in the Price funds.

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


NOTE 2 - EARLY EXTINGUISHMENT OF DEBT.

On September 29, 1995, the Company settled its 9.77%, $12,375,000 promissory note due in 2001 by making a cash payment of $13,875,000. In conjunction with the settlement, the Company recognized an extraordinary charge equal to the sum of the prepayment premium and the unamortized debt issuance costs of $235,000, net of an income tax benefit of $686,000.


NOTE 3 - STOCK OPTIONS.

During 1995, the Company awarded options to purchase 20,000 shares of its common stock to the independent members of its board of directors. The options were granted at exercise prices equal to the then fair market values of $38.375 and $45.75 per share and become exercisable one year after their grant.

On November 1, 1995, the Company awarded options to purchase 1,217,500 shares of its common stock to certain officers and employees. The options were granted at an exercise price equal to the then fair market value of $52.25 per share and become exercisable over the next five years.

NOTE 4 - STOCKHOLDERS' EQUITY.

The following table details the changes in stockholders' equity (dollars in thousands) during the first nine months of 1995.

                                      Capital   Unreal-
                             Common        in      ized               Total
                    Common    stock    excess  security              stock-
                     stock    - par    of par   holding  Retained  holders'
                  - shares    value     value     gains  earnings    equity
                __________   ______   _______  ________  ________  ________
Balance at
 December 31,
 1994           28,569,419   $5,714   $ 1,935   $ 2,554  $206,036  $216,239
Stock options
 exercised         260,767       52     2,684                  (2)    2,734
Purchases of
 common stock     (249,500)     (50)   (1,079)             (6,360)   (7,489)
Cash received
 from holders of
 Executive Stock                           74                            74
Net income                                                 53,715    53,715
Dividends
 declared                                                 (13,684)  (13,684)
Unrealized hold-
 ing gain on
 available-for-
 sale mutual fund
 investments                                      9,883               9,883
                __________   ______   _______   _______  ________  ________
Balance at
 September 30,
 1995           28,580,686   $5,716   $ 3,614   $12,437  $239,705  $261,472
                __________   ______   _______   _______  ________  ________
                __________   ______   _______   _______  ________  ________


NOTE 5 - COMMITMENTS.

On September 29, 1995, the Company entered into a contract which, if consummated, would result in the acquisition of 32.7 acres of undeveloped land in Owings Mills, Maryland and an option to acquire an additional 37.4 acres of adjacent land, and the extension of the land lease on its existing facility in Owings Mills, Maryland from 2040 to 2089, for an aggregate consideration of up to $7,600,000. The Company is entitled to cancel all obligations under this contract by forfeiting deposits of up to $350,000. The Company with the assistance of its real estate and architectural consultants is currently examining the feasibility of the proposed expansion of its operating facilities and expects to make a final decision late in the fourth quarter of 1995. If the Company determines to proceed with the proposed expansion, it would expect to settle on this contract by year-end 1995 and would likely commence construction of a new service facility in 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Associates, Inc. and its subsidiaries as of September 30, 1995, and the related condensed consolidated statements of income and cash flows for the three- and nine-month periods ended September 30, 1994 and 1995. These financial statements are the responsibility of the company's management.

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

Baltimore, Maryland
October 24, 1995


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

RESULTS OF OPERATIONS  -  THREE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS 1994.

Net income increased $4.2 million or 26% to $20.5 million or $.67 per share from $16.3 million or $.53 per share. The 1995 results include an extraordinary charge of $1.0 million or $.03 per share from the early extinguishment of the Company's 9.77% fixed rate, $12.4 million promissory note due in 2001. The Company's common stock repurchases resulted in a decrease in weighted average shares outstanding and account for $.01 of the increase in earnings per share. Total revenues for the third quarter increased 17% from $96.9 million in 1994 to a record quarterly total of $113.2 million, led by an increase of $12.6 million in investment advisory revenues.

Investment advisory revenues from the Funds increased $11.0 million as average assets under management rose $7.5 billion to $44.6 billion. Fund assets totaled $45.9 billion at September 30, 1995, up $3.4 billion from June 30, 1995, with stock funds accounting for $3.2 billion of the increase. Net cash inflows to the Funds during the third quarter totaled almost $1.2 billion primarily to the stock funds. Private accounts and other sponsored products contributed the balance of the investment advisory revenue gains. Private account assets under management rose to $25.5 billion at September 30, 1995, up $1.4 billion from June 30, 1995 and $5.2 billion from September 30, 1994. Total assets under management at quarter end increased to $71.5 billion from $66.6 billion at June 30, 1995 and $58.2 billion at September 30, 1994.

Administrative fees from services to the Price Funds and their shareholders grew $3.0 million to $24.4 million; however, increases in related operating expenses largely offset these revenue gains.

Investment and other income rose more than $.7 million primarily due to greater dividends received on larger money market fund balances.

Operating expenses increased 13% or $8.6 million to $73.0 million. Greater compensation and related costs, which were up $3.3 million, were attributable to increases in overall compensation rates and a 7% increase in the average number of employees, primarily to support the Company's growing operations. Advertising and promotion expenditures rose $1.2 million to attract additional assets under management, especially from retirement plans and their participants. Such expenditures vary over time as market conditions and cash inflows to the Funds warrant. Depreciation, amortization, and operating rentals of property and equipment increased $1.1 million as a result of the Company's recent investments in computer and communications equipment, office facilities and furnishings. International investment research fees increased $.9 million as quarter-end international assets under management rose to nearly $21.4 billion, up from $18.8 billion at September 30, 1994. Administrative and general expenses increased primarily as the result of a greater accrual for charitable contributions.

Increased earnings by RPFI on greater assets under management was the reason for the increase in minority interests in consolidated subsidiaries.

The provision for income taxes decreased as a percentage of income before income taxes and minority interests primarily due to the recognition of certain federal tax credits.

RESULTS OF OPERATIONS  -  NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS 1994.

Net income increased almost $8.7 million or 19% to $53.7 million. Earnings per share grew more than 20%, or $.30 per share, to a record $1.77 for the first nine months. The 1995 results include an extraordinary charge of $1.0 million or $.03 per share from the early extinguishment of the Company's 9.77% fixed rate, $12.4 million promissory note due in 2001. The Company's common stock repurchases account for $.03 of the increase in earnings per share. Total revenues increased 12% from $281.3 million in 1994 to a record nine month total of $315.9 million, led by an increase of $26.4 million in investment advisory revenues.

Investment advisory revenues from the Funds increased $23.7 million as average assets under management rose $5.2 billion to $41.3 billion. Fund assets closed the 1995 third quarter at $45.9 billion, up $8.6 billion from December 31, 1994, with stock funds accounting for $7.3 billion of the increase. Net cash inflows to the Funds during the first nine months of 1995 totaled more than $2.7 billion as net subscriptions to the stock funds were almost $2.6 billion. Private accounts and other sponsored products contributed the balance of the investment advisory revenue gains.

Administrative fees from services to the Price Funds and their shareholders grew 9% to $69.6 million; however, increases in related operating expenses more than offset these revenue gains.

Investment and other income rose almost $2.2 million primarily due to greater dividends received on larger money market fund balances.

Operating expenses increased 10% or $19.1 million to $211.0 million from $191.9 million. Greater compensation and related costs, which were up $8.1 million, were attributable to increases in overall compensation rates and an 8% increase in the average number of employees, primarily to support the Company's growing operations. Advertising and promotion expenditures were reduced from 1994 levels primarily as a result of very large expenditures in the first quarter of 1994 when net cash inflows to the funds totaled $1.7 billion. Such expenditures vary over time as market conditions and cash inflows to the Funds warrant. Depreciation, amortization, and operating rentals of property and equipment increased $3.6 million as a result of the Company's recent investments in computer and communications equipment, office facilities and furnishings. International investment research fees increased $2.9 million as international assets under management rose to nearly $21.4 billion at September 30, 1995. Administrative and general expenses increased $6.6 million primarily due to greater costs associated with the Company's growing operations and data processing capabilities.

Increased earnings by RPFI on higher assets under management was the primary reason for the increase in minority interests in consolidated subsidiaries.

CAPITAL RESOURCES AND LIQUIDITY.

As discussed in Note 2 on page 5 of this Form 10-Q, the Company has extinguished its fixed-rate long-term debt. The Company realized a substantial savings by retiring the debt at market rates versus the terms of the original borrowing. Current cash balances were used to fund the payoff.

As discussed in Note 5 on page 6 of this Form 10-Q, the Company is currently evaluating the expansion of its service facilities in Owings Mills, Maryland. If the Company proceeds to settlement of the land acquisition contract, subsequent construction costs will be material; however, sufficient cash balances and future operating cash inflows are expected to be available to fund these cash outflows.


PART II.  OTHER INFORMATION.

ITEM 5.  OTHER INFORMATION.

On September 18, 1995, the board of directors increased the size of the board to 13 and elected Richard L. Menschel and Anne Marie Whittemore to fill the vacancies created by this action. The Company's directors have been elected to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

    3(ii) -  Restated By-Laws including amendments through April 7, 1993.

   15     -  Letter from Price Waterhouse LLP, independent accountants, re unaudited interim financial information.

   27     -  Financial Data Schedule.

All other items are omitted because they are not applicable or the answers are none.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 1995.

T. Rowe Price Associates, Inc.



/s/ George A. Roche,  Chief Financial Officer



/s/ Alvin M. Younger, Jr.,  Principal Accounting Officer