Form 10-K405
period 1995-12-31
PRICE T ROWE ASSOCIATES INC /MD/
filed 1996-03-22
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  DECEMBER 31, 1995.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock (based on last reported NNM price) held by non-affiliates of the registrant (excludes executive officers and directors). $1,234,000,000 AT FEBRUARY 12, 1996.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date. 28,549,388 SHARES AT MARCH 21, 1996.

DOCUMENTS INCORPORATED BY REFERENCE: In Part III of this Form 10-K, the Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders (Form DEF 14A; Accession No. 1006199-96-31; CIK 80255).

Exhibit index is at Item 14(a)3 on pages 38-39.

PART I.

ITEM 1.  BUSINESS.

T. Rowe Price Associates, Inc. and its subsidiaries (the Company) serve as investment adviser to the T. Rowe Price Mutual Funds (the Price Funds), other sponsored investment products, and private accounts of other institutional and individual investors, including defined benefit and defined contribution retirement plans, endowments, foundations, trusts, and other mutual funds. Total assets under management at December 31, 1995 were $75.4 billion, up $17.6 billion since December 31, 1994. The Company also provides various administrative services to the Price Funds and other clients, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. The Company was incorporated in Maryland in January 1947 as successor to the investment counseling business formed by the late Mr. T. Rowe Price in 1937.

The Company offers its Price Funds' shareholders and private accounts a broad range of investment products designed to attract and retain investors with varying investment objectives. Shareholders are allowed to exchange funds among mutual fund products as economic and market conditions and investor needs change. The Company frequently introduces new mutual funds designed to complement and expand its investment product offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of its funds' shareholders. New mutual funds and other investment products are introduced when the Company has personnel with sufficient investment expertise to manage the product successfully for a substantial group of investors over a long period of time. The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment products which meet the varied needs and objectives of its individual and institutional investors. In recent years, there have been significant net cash inflows to the stock mutual funds, particularly the international funds in 1993 and 1994 and the domestic funds in 1995. Company revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. Investment advisory fees earned on assets under management and related expenses incurred to generate such fees are generally higher for stock and international investment products which have become a substantially larger portion of the Company's assets under management than in the past.

The investment strategies employed by the Company accommodate a variety of private account client investment objectives encompassing both domestic and international securities. Management of investments in stocks include active approaches emphasizing established growth, mid-cap growth, New America growth (companies that participate in the growth of the service sector of the U.S. economy), small cap, equity income, capital appreciation, and natural resources as well as systematic and balanced portfolio strategies.
Approaches for investing in fixed income securities portfolios include active and systematic (index) management strategies and management of high yield securities and cash reserves. The Company has also developed several specialized investment management services including private company investing, investing in debt securities and creditor claims of financially-troubled companies, the efficient disposition of equity distributions from venture capital investments, and stable value investment contract management.

Average assets under management (in millions) during the past five years and total assets under management at December 31, 1995 are:

                    1991     1992     1993     1994     1995   12/31/95
                  ________ ________ ________ ________ ________ ________
Price Funds
  Stock           $  7,599 $ 10,280 $ 14,713 $ 21,495 $ 27,211 $ 32,311
  Taxable bond       3,304    5,150    6,025    5,412    5,392    5,763
  Tax-free bond      2,530    3,187    4,169    4,225    4,211    4,487
  Money market       6,177    5,428    4,903    5,333    5,865    6,008
                  ________ ________ ________ ________ ________ ________
  Total             19,610   24,045   29,810   36,465   42,679   48,569
Other sponsored in-
 vestment products
 and private
 accounts           13,066   14,510   17,136   19,490   23,866   26,868
                  ________ ________ ________ ________ ________ ________
Total assets under
 management       $ 32,676 $ 38,555 $ 46,946 $ 55,955 $ 65,545 $ 75,437
                  ________ ________ ________ ________ ________ ________
                  ________ ________ ________ ________ ________ ________

The Company's revenues (in thousands) from investment advisory and administrative services provided under agreements with the Price Funds and other clients during the past five years are:

                             1991     1992     1993     1994     1995
                           ________ ________ ________ ________ ________
Investment advisory fees
  Price Funds
    Stock                  $ 47,712 $ 65,202 $ 96,136 $145,020 $180,574
    Taxable bond             17,730   25,149   31,869   28,561   28,404
    Tax-free bond            12,960   15,869   19,873   19,744   20,018
    Money market             25,416   21,780   19,137   20,132   22,113
                           ________ ________ ________ ________ ________
    Total                   103,818  128,000  167,015  213,457  251,109
  Other sponsored investment
   products and private
   accounts                  41,576   46,590   57,794   76,614   80,978
                           ________ ________ ________ ________ ________
  Total                     145,394  174,590  224,809  290,071  332,087
                           ________ ________ ________ ________ ________
Administrative fees
  Price Funds                37,623   45,153   54,184   61,057   67,166
  Price Funds' shareholders
   and others                13,197   18,405   23,024   24,615   27,211
                           ________ ________ ________ ________ ________
  Total                      50,820   63,558   77,208   85,672   94,377
                           ________ ________ ________ ________ ________
Total investment advisory
 and administrative fees   $196,214 $238,148 $302,017 $375,743 $426,464
                           ________ ________ ________ ________ ________
                           ________ ________ ________ ________ ________

MUTUAL FUND MANAGEMENT.

OVERVIEW. Each of the Price Funds has a distinct investment objective that has been developed as part of the Company's strategy to provide a broad and balanced selection of investment products. All Funds are sold exclusively by the Company on a no-load basis (without a sales commission). No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of stock and bond products. The Company's marketing effort is focused on advertising in the print media and direct mail communications. During 1996, the Company will expand its promotional activities to the television market including cable channels. In addition, considerable direct marketing efforts are targeted at large participant-directed defined contribution plans that invest, in whole or in part, in mutual funds. The Company believes that its distribution methods and fund shareholder and administrative services promote stability of assets in the Price Funds through market cycles in addition to reducing costs to fund shareholders.

At December 31, 1995, assets under management in the Price Funds aggregated $48.6 billion, an increase of $11.3 billion during 1995. The following information includes the net assets (in millions) at December 31, 1995 of each fund available to the investing public, the year the fund was added to the Price family of funds, and the fund's primary investment objective.

STOCK FUNDS:

$ 2,762 GROWTH STOCK (1950) - Long-term growth of capital and, secondarily, increasing dividend income by investing primarily in common stocks of well-established growth companies.

$ 2,855 NEW HORIZONS (1960) - Long-term growth of capital by investing primarily in common stocks of small, rapidly growing companies.

$ 1,090 NEW ERA (1969) - Long-term capital appreciation by investing primarily in common stocks of companies that own or develop natural resources and other basic commodities, and selected nonresource growth companies.

$ 6,703 INTERNATIONAL STOCK (1980) - Long-term growth of capital through investments primarily in common stocks of established, non-U.S. companies.

$ 1,748 GROWTH & INCOME (1982) - Long-term capital growth, a reasonable level of current income, and increasing future income through investments primarily in dividend-paying stocks.

$ 1,028 NEW AMERICA GROWTH (1985) - Long-term growth of capital by investing primarily in common stocks of U.S. growth companies operating in service industries.

$ 5,215 EQUITY INCOME (1985) - Substantial dividend income as well as long-term capital appreciation through investments in common stocks of established companies.

$   864  CAPITAL APPRECIATION (1986) - Maximum capital appreciation by investing primarily in common stocks.

$ 2,285 SCIENCE & TECHNOLOGY (1987) - Long-term growth of capital by investing primarily in common stocks of companies expected to benefit from the development, advancement, and use of science and technology.

$   936  SMALL-CAP VALUE (1988) - Long-term capital growth by investing primarily in common stocks of small companies that are believed to be undervalued.

$   303  INTERNATIONAL DISCOVERY (1988) - Long-term growth of capital through investments primarily in common stocks of rapidly growing, small- to medium-sized non-U.S. companies.

$   532  EUROPEAN STOCK (1990) - Long-term growth of capital through investments primarily in common stocks of both large and small European companies.

$   457  EQUITY INDEX (1990) - To match the total return performance of the
         U.S. equity market as represented by the Standard & Poor's 500 Composite Stock Index by investing in the stocks that compose the S&P 500 Index.

$ 1,358 SPECTRUM GROWTH (1990) - Long-term growth of capital and growth of income by investing primarily in a diversified group of T. Rowe Price mutual funds which, in turn, invest principally in equity securities.

$ 1,880 NEW ASIA (1990) - Long-term growth of capital through investments in large and small companies domiciled or with primary operations in Asia, excluding Japan, and in Pacific Rim countries such as Australia and New Zealand.

$   608  BALANCED (1991) - Capital appreciation, current income, and preservation of capital through investments in a diversified portfolio consisting of approximately 60% in common stocks and the balance in fixed-income securities.

$   208  JAPAN (1991) - Long-term growth of capital through investments in common stocks of large and small companies domiciled or with primary operations in Japan.

$   264  MID-CAP GROWTH (1992) - Long-term capital appreciation by investing primarily in common stocks of medium-sized (mid-cap) companies offering the potential for above-average earnings growth.

$   279  OTC (1992) - Long-term growth of capital by investing in securities traded in the U.S. over-the-counter (OTC) market, primarily the stocks of small- to medium-sized companies.

$    84  DIVIDEND GROWTH (1992) - Increasing dividend income over time, long-term capital appreciation, and reasonable current income through investments primarily in dividend-paying stocks.

$   146  BLUE CHIP GROWTH (1993) - Long-term growth of capital by investing in common stocks of large- and medium-sized blue chip companies.

$   150  LATIN AMERICA (1993) - Long-term growth of capital through investments primarily in common stocks of companies domiciled, or with primary operations, in Latin America.

$    19  PERSONAL STRATEGY - BALANCED (1994) - Highest total return over time consistent with an emphasis on both capital appreciation and income by investing in a diversified portfolio consisting of 50-70% stocks and the balance in bonds and money market securities.

$    16  PERSONAL STRATEGY - GROWTH (1994) - Highest total return over time consistent with a primary emphasis on capital appreciation by investing in a diversified portfolio consisting of 70-90% stocks and the balance in bonds and money market securities.

$    26  PERSONAL STRATEGY - INCOME (1994) - Highest total return over time consistent with a primary emphasis on income and secondary emphasis on capital appreciation by investing in a diversified portfolio consisting of 30-50% stocks and the balance in bonds and money market securities.

$    47  VALUE FUND (1994) - Long-term capital appreciation by investing primarily in common stocks believed to be undervalued.

$    62  CAPITAL OPPORTUNITY (1994) - Superior capital appreciation over time by investing primarily in U.S. common stocks of small, medium and large companies.

$    17  EMERGING MARKETS STOCK (1995) - Long-term growth of capital through investments primarily in common stocks of large and small companies domiciled, or with primary operations, in emerging markets in Latin America, Asia, Europe, Africa and the Middle East.

$     2  GLOBAL STOCK (1995) - Long-term growth of capital through investments primarily in common stocks of established companies throughout the world, including the U.S.

$     2  HEALTH SCIENCES (1995) - Long-term growth of capital by investing primarily in common stocks of companies engaged in the research, development, production, or distribution of products or services related to health care, medicine, or the life sciences.

TAXABLE BOND FUNDS:

$ 1,668 NEW INCOME (1973) - Highest level of income consistent with preservation of capital over time through investment primarily in marketable debt securities.

$ 1,227 HIGH YIELD (1984) - High current income and, secondarily, capital appreciation by investing in a widely diversified portfolio of lower-quality, long-term corporate bonds, often called high yield or junk bonds.

$   464  SHORT-TERM BOND (1984) - High level of liquidity and income consistent with minimum fluctuation in principal value by investing in a diversified portfolio of short- and intermediate-term corporate, government, and debt securities.

$   896  GNMA (1985) - High level of current income consistent with maximum credit protection and moderate price fluctuation by investing exclusively in securities backed by the full faith and credit of the U.S. Government, primarily mortgage-backed securities issued by the Government National Mortgage Association (GNMA), and instruments involving these securities.

$ 1,016 INTERNATIONAL BOND (1986) - High current income and capital appreciation by investing in high-quality, nondollar-denominated government and corporate bonds outside the U.S.

$   183  U.S. TREASURY INTERMEDIATE (1989) - High level of income consistent with maximum credit protection and moderate fluctuation in principal value by investing primarily in U.S. Treasury securities and repurchase agreements.

$    71  U.S. TREASURY LONG-TERM (1989) - Highest level of current income consistent with maximum credit protection by investing primarily in U.S. Treasury securities and repurchase agreements.

$   987  SPECTRUM INCOME (1990) - High level of current income consistent with moderate price fluctuation by investing primarily in a diversified group of T. Rowe Price Mutual Funds which, in turn, invest principally in fixed-income securities.

$    28  GLOBAL GOVERNMENT BOND (1990) - High current income and, secondarily, capital appreciation and protection of principal by investing primarily in high-quality foreign and U.S. government bonds.

$   105  SHORT-TERM U.S. GOVERNMENT (1991) - Highest level of current income consistent with minimal share price fluctuation by investing in a diversified portfolio of short-term U.S. government-backed securities.

$    40  SHORT-TERM GLOBAL INCOME (1992) - High level of current income consistent with modest share price fluctuation by investing primarily in high-quality fixed-income securities.

$    24  SUMMIT GNMA (1993) - High level of income and maximum credit protection by investing in mortgage-backed certificates issued by GNMA.

$    28  SUMMIT LIMITED-TERM BOND (1993) - High level of income consistent with moderate fluctuation in principal value by investing in short- and intermediate-term, investment-grade bonds.

$    10  EMERGING MARKETS BOND (1994) - High income and capital appreciation by investing in the government and corporate debt securities of emerging nations.

$     3  CORPORATE INCOME (1995) - High income and some capital appreciation by investing in investment-grade corporate debt securities.

TAX-FREE BOND FUNDS:

$ 1,397 TAX-FREE INCOME (1976) - High level of income exempt from federal income taxes by investing primarily in long-term, investment-grade municipal securities.

$   451  TAX-FREE SHORT-INTERMEDIATE (1983) - High level of income exempt from federal income taxes consistent with modest price fluctuation by investing primarily in municipal securities in the four highest credit categories.

$   983  TAX-FREE HIGH YIELD (1985) - High level of income exempt from federal income taxes by investing primarily in long-term, low- to upper-medium quality municipal securities.

$   135  NEW YORK TAX-FREE BOND (1986) - Highest level of income exempt from federal, New York state and city income taxes by investing primarily in investment-grade New York municipal bonds.

$   147  CALIFORNIA TAX-FREE BOND (1986) - Highest level of income exempt from federal and California state income taxes by investing primarily in investment-grade California municipal bonds.

$   800  MARYLAND TAX-FREE BOND (1987) - Highest level of income exempt from federal and Maryland state and local income taxes by investing primarily in investment-grade Maryland municipal bonds.

$    70  NEW JERSEY TAX-FREE BOND (1991) - Highest level of income exempt from federal and New Jersey state income taxes by investing primarily in investment-grade New Jersey municipal bonds.

$   178  VIRGINIA TAX-FREE BOND (1991) - Highest level of income exempt from federal and Virginia state income taxes by investing primarily in investment-grade Virginia municipal bonds.

$    91  TAX-FREE INSURED INTERMEDIATE BOND (1992) - High level of income exempt from federal income taxes and moderate price fluctuation while minimizing credit risk by investing primarily in insured municipal securities.

$    84  MARYLAND SHORT-TERM TAX-FREE BOND (1993) - Highest level of income exempt from federal and Maryland state and local income taxes consistent with modest fluctuation in principal value by investing primarily in investment-grade Maryland municipal bonds.

$    72  FLORIDA INSURED INTERMEDIATE TAX-FREE BOND (1993) - High level of income exempt from federal income taxes while minimizing credit risk by investing primarily in insured Florida municipal bonds.

$    32  GEORGIA TAX-FREE BOND (1993) - Highest level of income exempt from federal and Georgia state income taxes by investing primarily in investment-grade Georgia municipal bonds.

$    12  SUMMIT MUNICIPAL INCOME (1993) - High level of income exempt from federal income taxes by investing primarily in long-term, investment-grade municipal bonds.

$    23  SUMMIT MUNICIPAL INTERMEDIATE (1993) - Highest possible income exempt from federal income taxes consistent with moderate price fluctuation by investing primarily in investment-grade municipal bonds.

$    12  VIRGINIA SHORT-TERM TAX-FREE BOND (1994) - Highest level of income exempt from federal and Virginia state income taxes consistent with modest fluctuation in principal value by investing primarily in investment-grade Virginia municipal bonds.

MONEY MARKET FUNDS:

$ 3,988 PRIME RESERVE (1976) - Preservation of capital, liquidity and, consistent with these, the highest possible current income through investments primarily in high-quality, money market securities.

$   660  TAX-EXEMPT MONEY (1981) - Preservation of capital, liquidity and, consistent with these, the highest current income exempt from federal income taxes by investing in high-quality, short-term municipal securities.

$   717  U.S. TREASURY MONEY (1982) - Maximum safety of capital, liquidity and, consistent with these, the highest possible current income by investing primarily in a portfolio of U.S. Treasury securities.

$    70  NEW YORK TAX-FREE MONEY (1986) - Highest possible current income exempt from federal, New York state and city income taxes consistent with preservation of principal and liquidity by investing in municipal securities.

$    73  CALIFORNIA TAX-FREE MONEY (1986) - Highest possible current income exempt from federal and California state income taxes consistent with preservation of principal and liquidity by investing in municipal securities.

$   427  SUMMIT CASH RESERVES (1993) - Preservation of capital, liquidity and, consistent with these, the highest possible current income by investing in a diversified portfolio of U.S. dollar-denominated money market securities.

$    73  SUMMIT MUNICIPAL MONEY MARKET (1993) - Preservation of capital, liquidity and, consistent with these, the highest possible current income exempt from federal income taxes by investing in high-quality municipal securities.

The Company also sponsors the Foreign Equity Fund, an international stock fund begun in 1989 for institutional investors, which seeks to provide long-term growth of capital through investments primarily in common stocks of established, non-U.S. companies. Assets under management in this fund were $1,723 million at December 31, 1995.

AGREEMENTS WITH PRICE FUNDS. The Company provides investment advisory, distribution and administrative services to the Price Funds under investment management, underwriting, transfer agency and service agreements. Pursuant to investment management agreements with each of the Price Funds, the Company provides investment advisory services to each fund, subject to the authority of each fund's board of directors and to each fund's fundamental investment objective. The investment management agreements with the Price Funds are approved annually by the directors of the respective funds, including a majority of the directors who are not "interested persons" of the funds or the Company as defined under the Investment Company Act of 1940, as amended (the Investment Company Act). Amendments to such agreements must be approved by the Price Funds' shareholders. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and either party may terminate the agreement without penalty after notice (generally 60 days). Each fund has the right to use the "T. Rowe Price" name for so long as its investment management agreement with the Company remains in effect.

The Company is paid an investment advisory fee based upon the average daily net assets of the funds and separate administrative fees for the support services rendered by the Company. Management of the Company and the independent directors of the Price Funds regularly review the fund fee structures in light of fund performance, the level and range of services provided, industry conditions, and other factors. The current advisory fee paid by each of the Price Funds (excluding the Price Spectrum and Summit

Funds, the Price Equity Index Fund and the Foreign Equity Fund) is computed by multiplying the individual fund's average daily net assets by a composite fee determined by adding a group fee based on the combined net assets of the Price Funds and an individual fund fee applicable to each fund.

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

Pursuant to underwriting agreements with each fund, T. Rowe Price Investment Services, Inc. (TRP Investment Services) is the exclusive distributor of the Price Funds. The agreements provide that TRP Investment Services shall always offer the funds' shares at a public offering price equal to the net asset value per share and shall use its best efforts to obtain investors for the funds. The underwriting agreements with the Price Funds are approved annually by the directors of the respective funds, including a majority of the directors who are not "interested persons" of the funds or the Company as defined under the Investment Company Act. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act), and either party may terminate the agreement without penalty after notice (generally 60 days). TRP Investment Services does not receive a separate fee for its services to the Price Funds. The Company expends substantial resources in advertising and direct mail communications to existing and potential Price Funds' shareholders and in providing the staff and communications capabilities to respond to inquiries. The level of advertising and promotion expenditures varies over time as market conditions and cash inflows to the Price Funds warrant.

ADMINISTRATIVE SERVICES. T. Rowe Price Services, Inc. (TRP Services) provides transfer agent and shareholder services under contracts with the Price Funds. Shareholder servicing activities include maintenance of staff and equipment to respond to all telephone inquiries from existing Fund shareholders and to provide the mutual fund transfer agent function. In addition, the Company provides mutual fund accounting services including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities and computation of daily net asset values per share.

T. Rowe Price Retirement Plan Services, Inc. (TRP Retirement Plan Services) provides participant accounting, plan administration and transfer agent services for defined contribution retirement plans that invest, at least in part, in the Price Funds. Plan sponsors compensate TRP Retirement Plan Services for certain administrative services while the Price Funds compensate it for maintaining and administering the individual participant accounts for those plans that invest in the Price Funds.

The Company provides certain trust services through its Maryland-chartered limited service trust company, T. Rowe Price Trust Company, Inc. (TRP Trust Company). TRP Trust Company serves as custodian or trustee for the Price Funds' prototype retirement plans, IRAs, and certain other retirement plans. TRP Trust Company also sponsors common trust funds principally for investment by qualified employee retirement plans. Under its charter, TRP Trust Company may not be in the business of accepting deposits and cannot make personal or commercial loans.

The Company also provides discount brokerage services through TRP Investment Services. Such services are provided primarily to shareholders of the Price Funds and are intended to complement the other investment services offered to them. All discount brokerage transactions are cleared through and accounts maintained by BHC Securities, Inc., an independent clearing broker.

OTHER SPONSORED PRODUCTS AND PRIVATE ACCOUNT MANAGEMENT.

The Company serves as investment adviser to pension, profit sharing and other employee benefit plans, endowments, foundations, trusts, individuals, corporations, other mutual funds and other investors who are principally domiciled in the United States. No private account client accounted for more than 5% of the Company's 1995 private account investment advisory revenues. Investment management services are provided to client accounts on an individual basis and through sponsored investment partnerships and trusts. Sponsored investment products have generally been issued through private placements.

Fees for separately managed private account clients are generally computed based on the value of assets under management. The standard form of investment advisory agreement with private account clients provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded. The minimum account size is generally $20 million for institutional private account services, although the minimum account size for certain specialized investment services may be higher. Fees for sponsored product management are based on individual product advisory agreements, which result from consideration of, among other things, the type of investments to be made and the unique investment management services to be provided.

Many specialized investment advisory services are provided to private accounts by subsidiaries of the Company. International equity and fixed income securities management is provided by Rowe Price-Fleming International, Inc. (RPFI). Management of stable value investment contracts, aggregating $5.3 billion at December 31, 1995, is provided by T. Rowe Price Stable Asset Management, Inc. (TRP Stable Asset Management).

INVESTMENT RESEARCH.

In the performance of its investment advisory functions, the Company uses fundamental, technical and cyclical security analysis methods. The Company maintains a substantial internal equity and fixed income investment research effort, undertaken by analysts, economists, statisticians and support personnel, which includes original industry and company research, utilizing such sources as inspection of corporate activities, management interviews, company-prepared information, financial information published by companies and/or filed with the SEC, financial newspapers and magazines, corporate rating services, and field checks with participants in the industry such as suppliers or competitors. In addition, the Company utilizes research provided by brokerage firms in a supportive capacity; information is received from private economists, political observers, foreign commentators, government experts, and market and security analysts. In certain instances, computerized data is the basis of the stock selection process rather than security analysis.

ROWE PRICE-FLEMING INTERNATIONAL, INC.

TRP Finance, Inc., an investment holding company subsidiary, owns 50% of the common stock of RPFI which, by virtue of the Company's controlling interest, is consolidated into the Company's financial statements. The balance of the common stock of RPFI is owned equally by Copthall Overseas Limited (United Kingdom), a subsidiary of the London-based merchant banking group Robert Fleming Holdings Limited, and Jardine Fleming International Holdings Limited (Cayman Islands), a subsidiary of the Jardine Fleming Group Limited, an investment bank in the Asia-Pacific Region. RPFI serves as investment adviser to the Price International Funds and to other mutual funds, sponsored investment products and private accounts of institutional investors. During 1995, international assets under management by RPFI increased $3.9 billion to $22.2 billion at year end, including $12.6 billion in the T. Rowe Price International Funds. RPFI's financial information and assets under management are included in the Company's consolidated financial data and statistical information presented elsewhere in this Form 10-K.

International investment research is provided to RPFI by affiliates of its minority stockholders. Fees are paid for these services based on RPFI's assets under management.

REGULATION.

The Company, RPFI, TRP Stable Asset Management, and T. Rowe Price (Canada), Inc. (TRP Canada) are registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and all applicable state securities agencies. Each of the Price Funds is registered with the Securities and Exchange Commission under the Investment Company Act and, except for the specific state tax-free funds, is qualified for sale throughout the United States and Puerto Rico. TRP Investment Services is registered as a broker-dealer under the Securities Exchange Act of 1934 (Exchange Act) and all applicable state securities laws and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. TRP Services is registered under the Exchange Act as a transfer agent, and TRP Trust Company is regulated by the State of Maryland Bank Commissioner. TRP Canada is also registered as an investment adviser with the Ontario Securities Commission.

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

COMPETITION.

As a member of the financial services industry, the Company is subject to substantial competition in all aspects of its business. A significant number of mutual funds are sold to the public by investment management firms, broker-dealers and insurance companies. In addition to other investment advisory and mutual fund management companies, the Company competes with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of its business. Many of these financial institutions have substantially greater resources than the Company. The Company competes with other providers of investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products, the manner in which such products are distributed, and the scope and quality of the services provided.

The Company believes that competition among the mutual funds industry will increase as a result of consolidation and acquisition activity within the industry. In order to maintain and enhance its competitive position as an independent, no-load, direct marketer of mutual funds, the Company frequently reviews acquisition prospects and may, from time to time, engage in discussions or negotiations that could lead to acquisitions by the Company. Currently, the Company is not party to any agreements or understandings regarding any acquisitions; however, as a result of the Company's process of reviewing possible acquisition prospects, negotiations may occur from time to time if appropriate opportunities arise.

EMPLOYEES.

At December 31, 1995, the Company and its subsidiaries had 1,910 active, full-time employees. The Company employs additional temporary and part-time personnel to meet seasonal and other periodic demands for mutual fund shareholder and investor services.

ITEM 2.  PROPERTIES.

The Company's primary corporate offices consist of approximately 270,000 square feet of space located at 100 East Pratt Street in Baltimore, Maryland. The Company also leases facilities in Los Angeles and San Francisco, California; Owings Mills, Maryland; Glen Allen, Virginia; Washington, D.C.; and Tampa, Florida. Future minimum rental payments under noncancelable operating leases at December 31, 1995 are set forth in Note 9 to the consolidated financial statements included in Item 8. of this Form 10-K.

TRP Suburban, Inc. owns a $19.8 million financial operations center in Owings Mills, Maryland consisting of approximately 110,000 square feet of operating space. The facility houses a portion of the Company's administrative services operations. The land has been leased until 2089.

TRP Suburban Second, Inc. acquired 32.5 acres of land in Owings Mills, Maryland in December 1995 and has begun development of two buildings with a combined 219,000 square feet of space in early 1996. Construction is expected to be completed in the second half of 1997. The acreage will accommodate additional development of approximately 300,000 square feet of space. TRP Suburban Second also has an option to acquire an adjacent 37.4 acres to meet further development needs.

Information concerning anticipated 1996 capital expenditures is set forth in the last paragraph of Item 7. of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company is a party to various claims arising in the ordinary course of business. The Company is not currently the subject of any claim that, if adversely determined, is likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information includes the names, ages, and positions of the executive officers and certain significant employees of the Company. There are no arrangements or understandings pursuant to which any person serves the Company. The first seven individuals listed are presently members of the Board of Directors; however, Messrs. Broadus and Hoffman will retire from the Board in April 1996.

George J. Collins (55), President and Chief Executive Officer (1984) and
 Managing Director (1989)
George A. Roche (54), Managing Director (1989) and Chief Financial
 Officer (1984)
Thomas H. Broadus, Jr. (58), Managing Director (1989)
Carter O. Hoffman (68), Managing Director (1989)
Henry H. Hopkins (53), Managing Director (1989)
James S. Riepe (52), Managing Director (1989)
M. David Testa (51), Managing Director (1989)
Edward C. Bernard (40), Managing Director (1995) and Vice President
 (1989-1995)
Stephen W. Boesel (51), Managing Director (1993) and Vice President
 (1977-1993)
James A.C. Kennedy (42), Managing Director (1990)
John H. LaPorte (50), Managing Director (1989)
Mary J. Miller (40), Managing Director (1993) and Vice President (1986-1993) Charles A. Morris (33), Managing Director (1995) and Vice President
 (1990-1995)
Mark E. Rayford (44), Managing Director (1993) and Vice President (1984-1993) William T. Reynolds (47), Managing Director (1990)
Brian C. Rogers (40), Managing Director (1991)
Charles P. Smith (52), Managing Director (1990)
Peter Van Dyke (57), Managing Director (1990)
Charles E. Vieth (39), Managing Director (1993) and Vice President
 (1985-1993)
Richard T. Whitney, (37), Managing Director (1995) and Vice President
 (1988-1995)
Alvin M. Younger, Jr. (46), Managing Director (1990), Treasurer (1985) and
 Secretary (1987)


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock ($.20 par value) trades on The Nasdaq Stock Market under the symbol "TROW". The high and low trade price information and dividends per share during the past two years were:

                                  1st       2nd       3rd       4th
                                Quarter   Quarter   Quarter   Quarter
                               ________  ________  ________  ________

1994 - High price              $  38.25  $  31.75  $  34.75  $  34.50
       Low price               $  26.25  $  26.25  $ 24.625  $  27.75
       Cash dividends declared $    .13  $    .13  $    .13  $    .16

1995 - High price              $  37.25  $  41.00  $  51.75  $  56.75
       Low price               $  27.00  $  35.25  $  33.75  $  45.00
       Cash dividends declared $    .16  $    .16  $    .16  $    .21

At February 12, 1996, there were approximately 2,400 holders of record of the Company's outstanding common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                    Year ended December 31,
                     ___________________________________________________
                        1991     1992      1993         1994      1995
                     ________  ________  ________     ________  ________
                           (in thousands, except per-share amounts)

Revenues             $205,206  $245,112  $310,041     $382,378  $439,299
Net income           $ 30,437  $ 35,784  $ 48,539 (1) $ 61,151  $ 75,409 (3)
Earnings per
 share (2)           $   1.02  $   1.19  $   1.59 (1) $   2.00  $   2.47 (3)
Cash dividends
 declared per
 share (2)           $    .33  $   .375  $   .445     $    .55  $    .69
Weighted average
 shares
 outstanding (2)       29,823    30,158    30,615       30,571    30,525

(1) Net income and earnings per share before the cumulative effects of changes in accounting principles were $48,869 and $1.60, respectively.
(2) Retroactively adjusted to give effect to the 2-for-1 stock split in November 1993.
(3) Net income and earnings per share before an extraordinary charge were $76,458 and $2.50, respectively.

                                       December 31,
                     ________________________________________________
                       1991      1992      1993      1994      1995
                     ________  ________  ________  ________  ________
                               (in thousands, except as noted)
Balance sheet data
 Total assets        $179,571  $206,072  $263,400  $297,282  $365,343
 Debt                $ 15,969  $ 13,190  $ 12,915  $ 12,613  $     --
 Stockholders'
  equity             $132,525  $154,198  $195,953  $216,239  $274,232
Assets under manage-
 ment (in millions)  $ 35,623  $ 41,415  $ 54,396  $ 57,835  $ 75,437

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

T. Rowe Price Associates, Inc. (the Company) derives its revenue primarily from investment advisory and administrative services provided to the Price Mutual Funds (the Funds), other sponsored investment products, and private accounts of other institutional and individual investors. Investment advisory fees are generally based on the net assets of the portfolios managed. The majority of administrative revenues are derived from services provided to the Funds.

The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment products which meet the varied needs and objectives of its individual and institutional investors. In recent years, there have been significant net cash inflows to the stock mutual funds, particularly the international funds in 1993 and 1994 and the domestic funds in 1995. Company revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

RESULTS OF OPERATIONS.

1995 versus 1994. Net income increased almost $14.3 million or 23% to $75.4 million. Earnings per share grew more than 23%, or $.47 per share, to an annual record of $2.47. The 1995 results include an extraordinary charge of $1.0 million or $.03 per share from the early extinguishment of the Company's 9.77% fixed rate, $12.4 million promissory note due in 2001. The Company's common stock repurchases during 1994 and 1995 resulted in a decrease in weighted average shares outstanding and account for $.03 of the increase in earnings per share. Total revenues increased 15% from $382.4 million to an annual record of $439.3 million, led by an increase of $42.0 million in investment advisory revenues.

Investment advisory revenues from the Funds increased more than $37.6 million as average assets under management rose $6.2 billion to $42.7 billion. Fund assets totaled $48.6 billion at December 31, 1995, up $11.3 billion from December 31, 1994, with stock funds accounting for $9.5 billion of the increase. Net cash inflows to the Funds during 1995 of $3.8 billion, including $3.6 billion to the stock funds, surpassed the 1994 total of $3.4 billion and nearly equaled the record of $3.9 billion in 1993. Private accounts and other sponsored products contributed the balance of the investment advisory revenue gains as these assets under management rose $6.3 billion to more than $26.8 billion at December 31, 1995. Total assets under management at year end increased to $75.4 billion from $57.8 billion.

Administrative fees from services to the Funds and their shareholders rose 10% during 1995 to $94.4 million, primarily as a result of growth in the activities of the Company's mutual fund transfer agent and defined contribution retirement plan recordkeeping services; however, increases in related operating expenses more than offset these revenue gains.

Investment and other income rose $6.2 million primarily due to greater earnings on the Company's larger mutual fund holdings and capital gains realized on stock mutual fund investments.

Operating expenses increased 13% or $34.4 million to $295.6 million from $261.2 million. Greater compensation and related costs, which were up $14.0 million, were attributable to increases in overall compensation rates, including higher bonuses, and an 8% increase in the average number of employees primarily to support the Company's growing administrative operations. Advertising and promotion expenditures increased 12% to $34.8 million as fourth quarter 1995 spending was boosted significantly in response to investor demand for stock mutual funds. Early 1996 cash inflows to the mutual funds have been strong. Advertising and promotion expenditures in 1996 are expected to remain high relative to 1995 expenditures as long as market conditions and cash inflows warrant. Depreciation, amortization, and operating rentals of property and equipment increased $5.2 million as a result of the Company's recent investments in computer and communications equipment and office facilities. International investment research fees increased $4.3 million as international assets under management rose to $22.2 billion at December 31, 1995, including $12.6 billion in the mutual funds. Administrative and general expenses increased $7.2 million due to greater costs associated with the Company's growing operations and data processing capabilities.

The provision for income taxes decreased as a percentage of income before income taxes and minority interests primarily due to the recognition of federal research expenditure credits. Tax laws allowing such credits expired June 30, 1995.

Lower net income reported on a separate company basis by the Company's 50%- owned subsidiary, Rowe Price-Fleming International, Inc. (RPFI), was the primary reason for the decrease in income attributable to the minority interests in the Company's consolidated subsidiaries.

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

Increased earnings by RPFI was the primary reason for the increase in income attributable to the minority interests in consolidated subsidiaries. The Company's international assets, which are managed by RPFI, increased $2.9 billion to $18.3 billion at December 31, 1994, including $10.8 billion in the Price Funds.

CAPITAL RESOURCES AND LIQUIDITY.

During the three years ended December 31, 1995, stockholders' equity increased 78% or $120.0 million to $274.2 million. Stockholders' equity at December 31, 1995 includes $12.7 million of net unrealized security holding gains on the Company's investments in sponsored mutual funds and $43.2 million which is restricted as to use under various regulations and agreements to which the Company and its subsidiaries are subject in the ordinary course of business.

Operating activities provided net cash inflows of $101.8 million in 1995 when net income increased $14.3 million. Comparatively, 1994 provided net operating cash inflows of $111.9 million, including $27.3 million from the liquidation of sponsored mutual fund investments which had been held as trading securities. Net cash expended in investing activities during 1995 aggregated $35.5 million, down from the $53.4 million expended in 1994 when the proceeds of the liquidation of the trading securities portfolio were reinvested in the Company's longer-term investment portfolios. Property and equipment expenditures reached $23.9 million in 1995, including $7.8 million for the acquisition of 32.5 acres of land in suburban Owings Mills, Maryland on which the Company will develop additional office facilities for its expanding operations. Financing activities consumed $44.9 million in 1995, including common stock repurchases, dividends and distributions to minority interests as well as $13.6 million for the early extinguishment of the Company's long-term debt. The Company realized a substantial savings by retiring the debt at market rates versus the terms of the original borrowing.

At December 31, 1995, the Company held net liquid assets of more than $170 million, including $81.4 million of cash and cash equivalents, to meet business demands and opportunities. In addition, a maximum of $20 million is available to the Company under unused bank lines of credit.

The Company anticipates 1996 property and equipment acquisitions of approximately $50 million, including $20 million for development of two office buildings on the land acquired in 1995. Additional construction and furnishing costs of approximately $30 million for these new facilities are expected in 1997 before occupancy occurs in the latter half of the year. These capital expenditures are expected to be funded from liquid assets currently available and from operating cash inflows. The future need for additional facilities can be met on the substantial acreage remaining undeveloped and on an adjacent 37.4 acres presently under purchase option. Commitments for additional investments in partnerships and other ventures aggregate $7.5 million at December 31, 1995.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:
 Report of Independent Accountants                               22
 Consolidated Balance Sheets at December 31, 1994 and 1995       23
 Consolidated Statements of Income for each of the
  three years in the period ended December 31, 1995              24
 Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1995              25
 Consolidated Statements of Stockholders' Equity for
  each of the three years in the period ended December 31, 1995  26
 Summary of Significant Accounting Policies                      28
 Notes to Consolidated Financial Statements                      30

Supplementary Data - Selected Quarterly Data.                    37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of T. Rowe Price Associates, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of T. Rowe Price Associates, Inc. and its subsidiaries at December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

During 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes by adopting new standards of the Financial Accounting Standards Board. These changes are more fully described in Notes 8 and 4 accompanying the consolidated financial statements.


/s/ PRICE WATERHOUSE LLP

Baltimore, Maryland
January 25, 1996

                         T. ROWE PRICE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                        __________________
                                                          1994      1995
                                                        ________  ________
                                                          (in thousands)
ASSETS
Cash and cash equivalents (Note 1)                      $ 60,016  $ 81,431
Accounts receivable (Note 1)                              46,722    55,841
Investments in sponsored mutual funds held as
 available-for-sale securities (Note 1)                   93,010   121,606
Partnership and other investments (Note 9)                28,657    28,049
Property and equipment (Note 2)                           49,341    60,222
Goodwill and other assets (Notes 3 and 4)                 19,536    18,194
                                                        ________  ________
                                                        $297,282  $365,343
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses (Note 6)         $ 18,538  $ 27,287
 Accrued compensation and retirement costs (Note 8)       27,413    28,803
 Income taxes payable (Note 4)                             1,573     7,376
 Dividends payable                                         4,575     6,036
 Debt (Note 5)                                            12,613        --
 Minority interests in consolidated subsidiaries          16,331    21,609
                                                        ________  ________
     Total liabilities                                    81,043    91,111
                                                        ________  ________

Commitments and contingent liabilities (Note 9)

Stockholders' equity (Notes 6 and 9)
 Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares in 1995          --        --
 Common stock, $.20 par value - authorized
  48,000,000 shares in 1994 and 100,000,000 shares
  in 1995; issued 28,569,419 shares in 1994
  and 28,665,472 shares in 1995                            5,714     5,733
 Capital in excess of par value                            1,935     2,912
 Retained earnings                                       206,036   252,934
 Unrealized security holding gains (Note 1)                2,554    12,653
                                                        ________  ________
     Total stockholders' equity                          216,239   274,232
                                                        ________  ________
                                                        $297,282  $365,343
                                                        ________  ________
                                                        ________  ________







The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year ended December 31,
                                               __________________________
                                                 1993     1994     1995
                                               ________ ________ ________
                                                  (in thousands, except
                                                   per-share amounts)
Revenues
 Investment advisory fees (Note 1)             $224,809 $290,071 $332,087
 Administrative fees (Note 1)                    77,208   85,672   94,377
 Investment and other income (Notes 1 and 7)      8,024    6,635   12,835
                                               ________ ________ ________
                                                310,041  382,378  439,299
                                               ________ ________ ________

Expenses
 Compensation and related costs (Notes 6 and 8) 109,637  129,373  143,369
 Advertising and promotion                       29,448   31,201   34,843
 Depreciation, amortization and operating
  rentals of property and equipment (Note 9)     21,528   24,993   30,247
 International investment research fees          16,469   25,719   30,023
 Administrative and general (Note 5)             41,975   49,899   57,124
                                               ________ ________ ________
                                                219,057  261,185  295,606
                                               ________ ________ ________

Income before income taxes and minority
 interests                                       90,984  121,193  143,693
Provision for income taxes (Note 4)              35,320   46,587   54,335
                                               ________ ________ ________
Income from consolidated companies               55,664   74,606   89,358
Minority interests in consolidated subsidiaries   6,795   13,455   12,900
                                               ________ ________ ________
Income before extraordinary charge and
 cumulative effects of changes in accounting
 principles                                      48,869   61,151   76,458
Extraordinary charge from early extinguishment
 of debt, net of income tax benefit (Note 5)         --       --   (1,049     )
Cumulative effects of changes in accounting
 principles for
 Postretirement benefits other than
  pensions (Note 8)                                (621)      --       --
 Income taxes (Note 4)                              291       --       --
                                               ________ ________ ________
Net income                                     $ 48,539 $ 61,151 $ 75,409
                                               ________ ________ ________
                                               ________ ________ ________

Earnings per share, including a net charge of
 $.01 per share in 1993 for the cumulative
 effects of changes in accounting principles
 and an extraordinary charge of $.03 per share
 in 1995                                       $   1.59 $   2.00 $   2.47
                                               ________ ________ ________
                                               ________ ________ ________



The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended December 31,
                                                ____________________________
                                                  1993     1994     1995
                                                ________ ________  ________
                                                       (in thousands)
Cash flows from operating activities
  Net income                                    $ 48,539 $ 61,151 $ 75,409
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization of
     property and equipment                        7,974   10,134   13,278
    Amortization of goodwill and deferred
     expenses                                      1,845    1,761    1,281
    Deferred income taxes (tax benefits)           3,139   (2,232)     711
    Minority interests in consolidated
     subsidiaries                                  6,795   13,455   12,900
    Increase in accounts receivable              (13,036)  (3,620)  (9,119)
    Liquidation of (investment in) sponsored
     mutual funds held as trading securities     (27,657)  27,292       --
    Increase in accounts payable and accrued
     liabilities                                   8,648    6,505    6,055
    Other changes in assets and liabilities        2,591   (2,587)   1,237
                                                ________ ________ ________
  Net cash provided by operating activities       38,838  111,859  101,752
                                                ________ ________ ________
Cash flows from investing activities
  Investments in sponsored mutual funds          (30,710) (33,962) (19,101)
  Proceeds from dispositions of sponsored
   mutual funds                                    1,034    5,192    6,846
  Proceeds from disposition of MRT holdings       34,636       --       --
  Partnership and other investments               (3,214)  (8,812)  (1,387)
  Return of partnership investments                  905    1,563    2,076
  Additions to property and equipment            (12,240) (17,431) (23,906)
                                                ________ ________ ________
  Net cash used in investing activities           (9,589) (53,450) (35,472)
                                                ________ ________ ________
Cash flows from financing activities
  Purchases of stock                              (2,251) (26,401)  (9,679)
  Receipts relating to stock issuances             2,457    3,497    4,455
  Dividends paid to stockholders                 (12,138) (15,085) (18,259)
  Distributions to minority interests             (4,775)  (6,320)  (7,720)
  Debt payments                                     (275)    (302) (12,613)
  Extraordinary charge from early
   extinguishment of debt                             --       --   (1,049)
                                                ________ ________ ________
  Net cash used in financing activities          (16,982) (44,611) (44,865)
                                                ________ ________ ________
Cash and cash equivalents
  Net increase during year                        12,267   13,798   21,415
  At beginning of year                            33,951   46,218   60,016
                                                ________ ________ ________
  At end of year                                $ 46,218 $ 60,016 $ 81,431
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

                         T. ROWE PRICE ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                      Capital             Unreal-
                             Common        in                ized     Total
                    Common    stock    excess            security    stock-
                     stock    - par    of par  Retained   holding  holders'
                  - shares    value     value  earnings     gains    equity
                __________   ______   _______  ________  ________  ________
Balance at
 December 31,
 1992           14,429,315   $2,886   $ 1,171  $150,141            $154,198
Common stock
 issued under
 stock-based
 compensation
 plans             254,629       51     2,963                         3,014
2-for-1 stock
 split          14,491,095    2,898    (1,997)     (901)                 --
Purchases of
 common stock      (80,000)     (16)     (940)   (1,295)             (2,251)
Net income                                       48,539              48,539
Dividends
 declared                                       (12,892)            (12,892)
Unrealized
 security
 holding gains                                             $5,345     5,345
                __________   ______   _______  ________    ______  ________
Balance at
 December 31,
 1993           29,095,039    5,819     1,197   183,592     5,345   195,953
Common stock
 issued under
 stock-based
 compensation
 plans             366,880       74     4,277                         4,351
Purchases of
 common stock     (892,500)    (179)   (3,539)  (22,831)            (26,549)
Net income                                       61,151              61,151
Dividends
 declared                                       (15,876)            (15,876)
Decrease in
 unrealized
 security
 holding gains                                             (2,791)   (2,791)
                __________   ______   _______  ________    ______  ________
Balance at
 December 31,
 1994           28,569,419    5,714     1,935   206,036     2,554   216,239



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


                           Continued from prior page.


Common stock
 issued under
 stock-based
 compensation
 plans             465,553       93     5,555        (2)              5,646
Purchases of
 common stock     (369,500)     (74)   (4,578)   (8,789)            (13,441)
Net income                                       75,409              75,409
Dividends
 declared                                       (19,720)            (19,720)
Increase in
 unrealized
 security
 holding gains                                             10,099    10,099
                __________   ______   _______  ________   _______  ________
Balance at
 December 31,
 1995           28,665,472   $5,733   $ 2,912  $252,934   $12,653  $274,232
                __________   ______   _______  ________   _______  ________
                __________   ______   _______  ________   _______  ________



















The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment products and to private accounts of other institutional and individual investors. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

BASIS OF PREPARATION.
The consolidated financial statements are prepared in accordance with generally accepted accounting principles which requires the use of estimates made by the Company's management. Certain 1993 and 1994 amounts have been reclassified to conform to the 1995 presentation.

PRINCIPLES OF CONSOLIDATION.
The consolidated financial statements include the accounts of all majority owned subsidiaries and, by virtue of the Company's controlling interest, its 50%-owned subsidiary, Rowe Price-Fleming International, Inc. (RPFI). All material intercompany accounts and transactions are eliminated in consolidation.

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

INVESTMENTS IN SPONSORED MUTUAL FUNDS.
On December 31, 1993, the Company began accounting for its investments in sponsored stock and bond mutual funds at fair value and, accordingly, classifies these holdings as either trading securities (held for only a short period of time) or available-for-sale securities. Unrealized holding gains on securities classified as available-for-sale are reported, net of income taxes, as a separate component of stockholders' equity.

CONCENTRATION OF CREDIT RISK.
Financial instruments which potentially expose the Company to concentrations of credit risk as defined by Statement of Financial Accounting Standards
(SFAS) No. 105 consist primarily of investments in sponsored money market and bond mutual funds and accounts receivable. Credit risk is believed to be minimal in that counterparties to these financial instruments have substantial assets, including the diversified investment portfolios under management by the Company which aggregate $75.4 billion at December 31, 1995.

PARTNERSHIP AND OTHER INVESTMENTS.
The Company invests in various partnerships and ventures, including those sponsored by the Company. These entities, which hold equity securities, venture capital investments and debt securities, are generally accounted for using the equity method which adjusts the Company's cost for its share of subsequent earnings or losses. These investments do not have a readily determinable fair value. Minor limited partnership investments are accounted for using the cost method.

PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following estimated useful lives: computer and communications equipment, furniture and other equipment, 2 to 7 years; building, 40 years; leasehold improvements, the shorter of their estimated useful lives or the remainder of the lease term; and leased land, the term of the lease.

REVENUE RECOGNITION.
Investment advisory and administrative services fees are recognized during the period in which such services are performed, except when advisory fees from mutual funds are adjusted in accordance with the expense limitation provisions of the investment advisory agreements between the Company and the funds. Allowances made for reduced advisory fees and other mutual fund expenses in excess of limitations may be recovered in future periods if and when fund performance and related expense limitation provisions permit.

ADVERTISING.
Costs of advertising are expensed the first time that the advertising takes place.

EARNINGS PER SHARE.
Earnings per share is computed based on the weighted average number of common shares outstanding, including share equivalents arising from unexercised stock options. The aggregate weighted average shares outstanding used in computing earnings per share were 30,615,114 in 1993, 30,571,496 in 1994, and 30,524,853 in 1995.

                         T. ROWE PRICE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS.

Investments in sponsored money market mutual funds, which are classified as cash equivalents in the accompanying consolidated financial statements, aggregate $59,355,000 at December 31, 1994 and $78,947,000 at December 31, 1995.

The Company's investments in sponsored mutual funds held as available-for-sale at December 31 include:

                                          Gross
                                       unrealized     Aggregate
                           Aggregate  holding gains     fair
                             cost       (losses)        value
                          _________  ______________  _________
                                     (in thousands)
         1994
         ___________
         Stock funds       $ 58,540      $ 4,346      $ 62,886
         Bond funds          30,460         (336)       30,124
                           ________      _______      ________
         Total             $ 89,000      $ 4,010      $ 93,010
                           ________      _______      ________
                           ________      _______      ________

         1995
         ___________
         Stock funds       $ 70,872      $17,345      $ 88,217
         Bond funds          30,856        2,533        33,389
                           ________      _______      ________
         Total             $101,728      $19,878      $121,606
                           ________      _______      ________
                           ________      _______      ________

Dividends earned on the Company's investments in sponsored mutual funds aggregated $4,439,000 in 1993, $5,644,000 in 1994, and $9,845,000 in 1995.
The Company recognized net losses of $34,000 and $1,306,000 in 1993 and 1994, respectively, and a net gain of $473,000 in 1995 from dispositions and write-downs of fund investments.

The Company provides investment advisory and administrative services to the
T. Rowe Price family of mutual funds which had aggregate net assets under management at December 31, 1995 of $48.6 billion. All services rendered by the Company are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to periodic review and approval by each of the funds' boards of directors and, with respect to investment advisory contracts, also by the funds' shareholders. Revenues derived from services rendered to the sponsored mutual funds were $221,199,000 in 1993, $274,618,000 in 1994, and $318,276,000 in 1995.

Accounts receivable from the sponsored mutual funds aggregate $23,666,000 and $30,029,000 at December 31, 1994 and 1995, respectively.

NOTE 2 - PROPERTY AND EQUIPMENT.

Property and equipment at December 31 consists of:

                                                          1994      1995
                                                        ________  ________
                                                          (in thousands)

Computer and communications equipment                   $ 42,316  $ 52,265
Building and leasehold improvements                       23,991    25,277
Furniture and other equipment                             17,053    18,207
Land owned and leased                                      2,736    10,518
                                                        ________  ________
                                                          86,096   106,267
Accumulated depreciation and amortization                (36,755)  (46,045)
                                                        ________  ________
                                                        $ 49,341  $ 60,222
                                                        ________  ________
                                                        ________  ________

NOTE 3 - GOODWILL.

Goodwill of $7,937,000 arising from the 1992 acquisition of an investment management subsidiary of USF&G Corporation and the combination of six USF&G mutual funds into the T. Rowe Price family of funds is being amortized over 11 years using the straight-line method. Accumulated amortization at December 31, 1994 and 1995 aggregates $1,738,000 and $2,483,000, respectively.

Goodwill of $1,980,000 arising from an earlier corporate acquisition is being amortized over 40 years using the straight-line method. Accumulated amortization was $1,089,000 at December 31, 1994 and $1,138,000 at December 31, 1995.

NOTE 4 - INCOME TAXES.

The provision for income taxes consists of:

                                                 1993      1994       1995
                                               ________  ________   ________
                                                       (in thousands)
 Current income taxes
   Federal and foreign                         $ 27,254  $ 42,635   $ 46,350
   State and local                                4,927     6,184      7,274
 Deferred income taxes (tax benefits)             3,139    (2,232)       711
                                               ________  ________   ________
                                               $ 35,320  $ 46,587   $ 54,335
                                               ________  ________   ________
                                               ________  ________   ________

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Significant temporary differences resulted in deferred income taxes of $2,713,000 in 1993 related to income from the MRT holdings and $944,000 in 1995 related to accrued compensation and retirement costs. Deferred tax benefits arising from significant temporary differences include $1,712,000 related to accrued compensation and $704,000 related to net unrealized investment income in 1994.

On January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income

Taxes," which requires the use of the liability method for computing deferred income taxes instead of the deferred method previously used in the Company's financial statements. The cumulative effect of adopting the new accounting principle was a credit to earnings of $291,000 or $.01 per share.

The net deferred tax asset of $1,125,000 included in other assets at December 31, 1994 consists of total deferred tax liabilities of $3,660,000 and total deferred tax assets of $4,785,000. Deferred tax liabilities include $1,100,000 arising from RPFI's undistributed earnings, $1,901,000 arising from net unrealized investment income, and $659,000 from depreciation expense. Deferred tax assets include $3,646,000 arising from deferred compensation and retirement costs and $1,139,000 from other accrued expenses.

The net deferred tax liability of $5,189,000 included in income taxes payable at December 31, 1995 consists of total deferred tax liabilities of $8,991,000 and total deferred tax assets of $3,802,000. Deferred tax liabilities include $1,475,000 arising from RPFI's undistributed earnings, $7,037,000 arising from net unrealized investment income, and $479,000 from depreciation expense. Deferred tax assets include $2,702,000 arising from deferred compensation and retirement costs and $1,100,000 from other accrued expenses.

Cash outflows from operating activities include income taxes paid of $31,355,000 in 1993, $49,686,000 in 1994, and $52,956,000 in 1995.

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate.

                                                  1993     1994      1995
                                                 ______   ______    ______
 Statutory federal income tax rate                35.0%    35.0%     35.0%
 State income taxes, net of federal tax benefits   3.6      3.1       3.3
 Other items                                        .2       .3       (.5)
                                                 ______   ______    ______
 Effective income tax rate                        38.8%    38.4%     37.8%
                                                 ______   ______    ______
                                                 ______   ______    ______

NOTE 5 - DEBT.

In September 1995, the Company extinguished the $12,375,000 balance of its 9.77% promissory note due in 2001 and recognized an extraordinary charge equal to the $1,500,000 prepayment premium and the unamortized debt issuance cost of $235,000, net of an income tax benefit of $686,000. The estimated fair value of this note at December 31, 1994 exceeded the outstanding principal balance at that time by $1,392,000.

A maximum of $20,000,000 is available to the Company under unused bank lines of credit at December 31, 1995.

Cash outflows from operating activities include interest paid of $1,481,000 in 1993, $1,643,000 in 1994, and $1,000,000 in 1995. Interest expense was
$1,754,000 in 1993, $1,330,000 in 1994, and $1,023,000 in 1995.

NOTE 6 - COMMON STOCK AND STOCK-BASED COMPENSATION PLANS.

SHARES AUTHORIZED AND ISSUED.

A 2-for-1 split of the Company's common stock was effected on November 30, 1993. Earnings per-share data in the accompanying consolidated financial statements and all per-share and share data in these notes have been adjusted to give retroactive effect to the stock split.

At December 31, 1995, the Company had reserved 7,318,402 shares of its unissued common stock for issuance upon the exercise of stock options and 420,000 shares for issuance under a plan whereby substantially all employees may acquire shares of Company stock through payroll deductions at prevailing market prices.

The Company's board of directors has authorized the future repurchase of up to 1,670,000 common shares at December 31, 1995. Accounts payable and accrued expenses includes $148,000 at December 31, 1994 and $3,910,000 at December 31, 1995 for pending settlements of common stock repurchases.

Subsequent to year end, the Company's board of directors adopted resolutions to effect a two-for-one split of common shares and a proportional increase in authorized common shares from 100,000,000 to 200,000,000. These changes require amendment of the Company's charter and have been recommended by the board to the Company's stockholders for approval at their annual meeting on April 12, 1996.

DIVIDENDS.

The Company declared cash dividends per share of $.445 in 1993, $.55 in 1994 and $.69 in 1995.

FIXED STOCK OPTION PLANS.

At December 31, 1995, the Company has four stock-based compensation plans (the 1986, 1990 and 1993 Stock Incentive Plans and the 1995 Director Stock Option Plan) under which it has granted fixed stock options with a maximum term of 10 years to its employees and directors. Vesting of employee options is based solely on the individual continuing to render service to the Company and generally occurs over a 5-year graded schedule. The exercise price of each option granted is equivalent to the market price of the Company's stock at the date of grant. The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option awards. Accordingly, the Company has not recognized any related compensation expense. Beginning with financial statements for 1996, the Company will be required to make certain additional disclosures as if the fair value based method of accounting defined in SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to the Company's stock option grants made subsequent to 1994.

The following table summarizes the status of and changes in the Company's stock option plans during the past three years.

                               Weighted-               Weighted-
                                average                 average
                               exercise      Options   exercise
                     Options     price     exercisable   price
                    _________ __________   ___________ _________
Outstanding at
 beginning of 1993  3,772,640   $12.95
Granted             1,154,000    28.13
Exercised            (343,525)    8.95
Forfeited             (58,800)   15.31
                    _________   ______
Outstanding at
 end of 1993        4,524,315    17.09      1,461,927    $11.63
                                            _________    ______
                                            _________    ______
Granted             1,231,500    32.25
Exercised            (387,392)   10.16
Forfeited            (173,000)   18.24
                    _________   ______
Outstanding at
 end of 1994        5,195,423    21.16      1,989,913    $14.49
                                            _________    ______
                                            _________    ______
Granted             1,241,500    52.05
Exercised            (515,521)   12.02
Forfeited             (96,110)   25.52
                    _________   ______
Outstanding at
 end of 1995        5,825,292   $28.48      2,462,192    $17.07
                    _________   ______      _________    ______
                    _________   ______      _________    ______


Additional information regarding stock options outstanding at December 31, 1995 follows.

                                            Weighted-
                                             average
                                Weighted-   remaining              Weighted-
                                 average   contractual              average
   Range of                     exercise    life (in               exercise
exercise prices   Outstanding     price      years)    Exercisable   price
________________  ___________  __________  ___________ ___________ _________
$5.375 to 7.9375     474,720     $ 7.37        4.0        474,720   $ 7.37
  8.50 to 11.375     514,645      10.74        3.2        514,645    10.74
 17.00 to 18.75    1,352,910      17.98        6.3        889,310    17.85
28.125 to 38.375   2,257,517      30.37        8.4        583,517    29.35
 45.75 to 52.25    1,225,500      52.23        9.8              0       --
                   _________     ______       ____      _________   ______
$5.375 to 52.25    5,825,292     $28.48        7.4      2,462,192   $17.07
                   _________     ______       ____      _________   ______
                   _________     ______       ____      _________   ______

NOTE 7 - OTHER INCOME.

In 1993, the Company received interest income of $2,046,000 and recognized a capital loss of $112,000 on its holdings of the defaulted indebtedness of Mortgage and Realty Trust (MRT).

NOTE 8 - EMPLOYEE RETIREMENT PLANS.

The Company sponsors two defined contribution retirement plans: a profit sharing plan based on participant compensation and a 401(k) plan. Costs recognized for these plans were $7,601,000 in 1993, $7,881,000 in 1994, and $8,676,000 in 1995.

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

                                                          1994       1995
                                                        ________   ________
                                                           (in thousands)
Actuarial present value of
 Accumulated benefit obligation for service rendered
   Vested                                               $  1,430  $  3,207
   Non-vested                                                343       890
                                                        ________  ________
   Total                                                   1,773     4,097
 Obligation attributable to estimated future
  compensation increases                                     685     1,725
                                                        ________  ________
 Projected benefit obligation                              2,458     5,822
Plan assets held in sponsored mutual funds, at
 fair value                                                2,747     3,956
                                                        ________  ________
Projected benefit obligation in excess of (less than)
 plan assets                                                (289)    1,866
Unrecognized net gain from changes in discount rate and
 past experience different from that assumed               2,501        24
                                                        ________  ________
Accrued retirement costs                                $  2,212  $  1,890
                                                        ________  ________
                                                        ________  ________

Discount rate used in determining actuarial
 present values                                            8.25%     6.10%
                                                        ________  ________
                                                        ________  ________

Net periodic retirement plan expense includes:

                                                    1993    1994     1995
                                                  ______  ______   ______
                                                     (in thousands)
Service cost for benefits earned during the year  $1,077    $867     $531
Interest cost on projected benefit obligation        252     230      202
Actual return on plan assets                         (94)     (5     (754)
Net amortization and deferral                        489    (271      330)
                                                  ______   _____    _____
                                                  $1,724    $821     $309
                                                  ______   _____    _____
                                                  ______   _____    _____

On January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which changed the Company's practice of accounting for postretirement health and life insurance benefits from the cash basis to the accrual basis. The effect of adopting the new accounting principle was an aftertax charge to earnings of $621,000 or $.02 per share. Postretirement benefits plan participants include only those retirees and their dependents who were receiving benefits on January 1, 1993.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES.

The Company leases office facilities and equipment under noncancelable operating leases. Related rent expense was $13,554,000 in 1993, $14,859,000 in 1994, and $16,969,000 in 1995. Future minimum rental payments under these leases aggregate $9,516,000 in 1996, $7,062,000 in 1997, $5,937,000 in 1998,
$5,203,000 in 1999, $5,203,000 in 2000, and $31,094,000 in later years.

At December 31, 1995, the Company had outstanding commitments to invest an additional $7,472,000 in various investment partnerships and ventures.

The Company has contingent obligations at December 31, 1995 under a $500,000 direct pay letter of credit expiring not later than 1999 and a $780,000 standby letter of credit which is renewable annually.

Consolidated stockholders' equity at December 31, 1995 includes $43,195,000 which is restricted as to use under various regulations and agreements to which the Company and its subsidiaries are subject in the ordinary course of business.

From time to time, the Company is a party to various claims arising in the ordinary course of business. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on the Company's financial position or results of operations.

Supplementary Data - Selected Quarterly Financial Data:


                               1st           2nd        3rd          4th
                             Quarter       Quarter    Quarter      Quarter
                            ________      ________   ________     ________
                                 (in thousands, except per-share amounts)

 1994
 Revenues                  $ 91,927      $ 92,468   $ 96,943      $101,040
 Net income                $ 13,753      $ 15,049   $ 16,262      $ 16,087
 Earnings per share (1)    $    .44      $    .49   $    .53      $    .53

 1995
 Revenues                  $ 97,846      $104,789   $113,226      $123,438
 Net income                $ 14,991      $ 18,222   $ 20,502 (2)  $ 21,694
 Earnings per share        $    .50      $    .60   $    .67 (2)  $    .70


(1) The sum of the 1994 quarterly earnings per share does not equal the full-year amount because the quarterly computations are done independently based on average shares outstanding during each quarter.

(2) Net income and earnings per share before an extraordinary charge were $21,551 and $.70, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item as to the identification of the Company's executive officers and other significant employees is contained as a separate item at the end of Part I of this Form 10-K Annual Report. The balance of the information required by this item as to the Company's directors and executive officers appears in the definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by Items 11. through 13. appears in the definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report.
   1.  Financial Statements:  See index at Item 8 of Part II.
   2.  Financial Statement Schedules:  Not applicable.
   3. The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K. Exhibits 10.09 through 10.13 are compensatory plan arrangements.

        3.(i) Composite Restated Charter of T. Rowe Price Associates, Inc. as of April 6, 1995. (Incorporated by reference from Form 8-A12G/A: Accession No. 933259-95-16; CIK 80255)

        3.(ii) Amended and Restated By-Laws of T. Rowe Price Associates,
               Inc. as of April 7, 1993. (Incorporated by reference from Form 10-Q Report for the quarterly period ended September 30, 1995; Accession No. 80255-95-83)

       10.01 Form of Investment Management Agreement with each of the T. Rowe Price Funds. (Incorporated by reference from Form N-1A; Accession No. 313212-96-5)

       10.02 Transfer Agency and Service Agreement dated as of January 1, 1996 between each of the T. Rowe Price Funds and T. Rowe Price Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 313212-96-5)

       10.03 Agreement dated January 1, 1996 between T. Rowe Price Retirement Plan Services, Inc. and each of the T. Rowe Price Taxable Funds. (Incorporated by reference from Form N-1A; Accession No. 313212-96-5)

       10.04 Form of Underwriting Agreement between each of the T. Rowe Price Funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 313212-96-5)

       10.05 Contract of Sale and Option dated September 29, 1995 between McDonogh School, Incorporated and TRP Suburban Second, Inc.

       10.06 Office Lease dated as of July 27, 1989 between 100 East Pratt Street Limited Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from the 1989 Annual Report on Form 10-K [File No. 0-14282])

       10.07 Lease agreement dated April 17, 1990 between McDonogh School, Incorporated and TRP Suburban, Inc. (Incorporated by reference from the 1990 Annual Report on Form 10-K [File No. 0-14282])

       10.08 Amendment dated December 22, 1995 to Lease Agreement between McDonogh School, Incorporated and TRP Suburban, Inc.

       10.09 1986 Employee Stock Purchase Plan of T. Rowe Price Associates, Inc. as Amended to April 5, 1990. (Incorporated by reference from Exhibit A to the Definitive Proxy Statement for the 1990 Annual Meeting of Stockholders which is included in the 1989 Annual Report on Form 10-K [File No. 0-14282])

       10.10 T. Rowe Price Associates, Inc. 1986 Stock Incentive Plan. (Incorporated by reference from Form S-1 Registration Statement [File No. 33-3398])

       10.11 T. Rowe Price Associates, Inc. 1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573])

       10.12 T. Rowe Price Associates, Inc. 1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568])

       10.13 T. Rowe Price Associates, Inc. 1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 933259-95-9; CIK 80255)

       21      Subsidiaries of T. Rowe Price Associates, Inc.

       23      Consent of Independent Accountants, Price Waterhouse LLP.

       27      Financial Data Schedule.

(b)  Reports on Form 8-K.

   None were filed during the three months ended December 31, 1995.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 1996.

T. Rowe Price Associates, Inc.


By: /s/ George J. Collins, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1996.

/s/ George J. Collins, Chief Executive Officer and Director

/s/ George A. Roche, Chief Financial Officer and Director

/s/ Thomas H. Broadus, Jr., Director

/s/ James E. Halbkat, Jr., Director

/s/ Carter O. Hoffman, Director

/s/ Henry H. Hopkins, Director

/s/ Richard L. Menschel, Director

/s/ James S. Riepe, Director

/s/ John W. Rosenblum, Director

/s/ Robert L. Strickland, Director

/s/ M. David Testa, Director

/s/ Philip C. Walsh, Director

/s/ Anne Marie Whittemore, Director

/s/ Alvin M. Younger, Jr., Principal Accounting Officer