Form 10-Q
period 1996-03-31
PRICE T ROWE ASSOCIATES INC /MD/
filed 1996-05-06
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  MARCH 31, 1996.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 57,155,624 SHARES AT MAY 3, 1996.

Exhibit index is at Item 6(a) on page 10.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                  03/31/96
                                                        12/31/95  Unaudited
                                                        ________  _________
ASSETS
Cash and cash equivalents                               $ 81,431  $ 88,233
Accounts receivable                                       55,841    63,607
Investments in sponsored mutual funds held as
 available-for-sale securities                           121,606   126,510
Partnership and other investments                         28,049    30,722
Property and equipment                                    60,222    63,035
Goodwill and other assets                                 18,194    15,686
                                                        ________  ________
                                                        $365,343  $387,793
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 27,287  $ 29,501
 Accrued compensation and retirement costs                28,803    25,435
 Income taxes payable                                      7,376    19,208
 Dividends payable                                         6,036     5,995
 Minority interests in consolidated subsidiaries          21,609    24,999
                                                        ________  ________
     Total liabilities                                    91,111   105,138
                                                        ________  ________

Commitments and contingent liabilities (Note 2)

Stockholders' equity
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  100,000,000 shares in 1995 and 200,000,000 shares
  in 1996, including 100,000,000 shares authorized
  on April 12, 1996; issued 28,665,472 shares
  in 1995 and 57,105,176 shares in 1996, including
  28,552,588 shares issued as part of a stock split
  on April 30, 1996 (Note 3)                               5,733    11,421
 Capital in excess of par value                            2,912     2,899
 Retained earnings                                       252,934   253,477
 Unrealized security holding gains                        12,653    14,858
                                                        ________  ________
     Total stockholders' equity                          274,232   282,655
                                                        ________  ________
                                                        $365,343  $387,793
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)


                                                        Three months ended
                                                        ___________________
                                                       03/31/95   03/31/96
                                                       ________   ________

Revenues
  Investment advisory fees                             $ 73,133   $100,006
  Administrative fees                                    22,613     28,126
  Investment and other income                             2,100      4,280
                                                       ________   ________
                                                         97,846    132,412
                                                       ________   ________

Expenses
  Compensation and related costs                         33,090     41,986
  Advertising and promotion                               7,901     16,070
  Depreciation, amortization and operating
   rentals of property and equipment                      7,357      8,092
  International investment research fees                  6,782      9,034
  Administrative and general                             13,595     18,292
                                                       ________   ________
                                                         68,725     93,474
                                                       ________   ________

Income before income taxes and minority interests        29,121     38,938
Provision for income taxes                               11,302     15,157
                                                       ________   ________
Income from consolidated companies                       17,819     23,781
Minority interests in consolidated subsidiaries           2,828      3,362
                                                       ________   ________
Net income                                             $ 14,991   $ 20,419
                                                       ________   ________
                                                       ________   ________

Earnings per share (Note 3)                            $    .25   $    .33
                                                       ________   ________
                                                       ________   ________

Dividends declared per share (Note 3)                  $    .08   $   .105
                                                       ________   ________
                                                       ________   ________

Weighted average shares outstanding, including
 share equivalents arising from unexercised
 stock options (Note 3)                                  60,026     61,493
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Three months ended
                                                       __________________
                                                       03/31/95  03/31/96
                                                       ________  ________
Cash flows from operating activities
  Net income                                           $ 14,991  $ 20,419
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization of property
    and equipment                                         3,090     3,513
    Minority interests in consolidated subsidiaries       2,828     3,362
    Increase in accounts receivable                        (316)   (7,766)
    Change in accounts payable and accrued liabilities   (6,218)    3,884
    Increase in accrued income taxes payable              8,936    13,386
    Other changes in assets and liabilities               2,442    (1,620)
                                                       ________  ________
  Net cash provided by operating activities              25,753    35,178
                                                       ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                  (2,474)   (1,365)
  Partnership and other investments                      (1,063)   (1,200)
  Return of partnership investments                       1,010       151
  Additions to property and equipment                    (3,456)   (7,499)
                                                       ________  ________
  Net cash used in investing activities                  (5,983)   (9,913)
                                                       ________  ________

Cash flows from financing activities
  Purchases of stock                                     (7,637)  (13,116)
  Receipts relating to stock issuances                      858       734
  Dividends paid to stockholders                         (4,575)   (6,036)
  Distributions to minority interests                    (7,594)      (45)
                                                       ________   ________
  Net cash used in financing activities                 (18,948)  (18,463)
                                                       ________   ________

Cash and cash equivalents
  Net increase during period                                822     6,802
  At beginning of period                                 60,016    81,431
                                                       ________  ________
  At end of period                                     $ 60,838  $ 88,233
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

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment products and to private accounts of other institutional and individual investors. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. At March 31, 1996, the Company's assets under management totaled $82.0 billion, including $53.5 billion in the Price funds.

The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The unaudited interim financial information contained in the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1995 Annual Report to Stockholders.

NOTE 2 - COMMITMENTS AND CONTINGENT LIABILITIES.

On March 8, 1996, the Company entered into an agreement to construct two, 100,000 square foot, four-story office buildings and two, three-deck parking garages for an aggregate price not to exceed $36 million. The facilities will be erected on a portion of the 32.5 acres of land in suburban Owings Mills, Maryland which were acquired in December 1995. Construction is scheduled to be completed in September 1997.

NOTE 3 - STOCKHOLDERS' EQUITY.

The following table details the changes in stockholders' equity (dollars in thousands) during the first three months of 1996.

                                      Capital             Unreal-
                             Common        in                ized     Total
                    Common    stock    excess            security    stock-
                     stock    - par    of par  Retained   holding  holders'
                  - shares    value     value  earnings     gains    equity
                __________  _______   _______  ________  ________  ________

Balance at
 December 31,
 1995           28,665,472  $ 5,733   $ 2,912  $252,934   $12,653  $274,232
Common stock
 issued under
 stock-based
 compensation
 plans              82,116       17       984        (1)              1,000
Purchases of
 common stock     (195,000)     (39)     (450)   (8,717)             (9,206)
Net income                                       20,419              20,419
Dividends
 declared                                        (5,995)             (5,995)
Increase in
 unrealized
 security
 holding gains                                              2,205     2,205
2-for-1 split
 of common stock
 issued at
 March 31, 1996 28,552,588    5,710      (547)   (5,163)                 --
                __________  _______   _______  ________   _______  ________
Balance at
 March 31,
 1996           57,105,176  $11,421   $ 2,899  $253,477   $14,858  $282,655
                __________  _______   _______  ________   _______  ________
                __________  _______   _______  ________   _______  ________


On April 12, 1996, the Company's stockholders approved an amendment of the Company's charter which increased the Company's authorized common shares from 100,000,000 to 200,000,000 and split the outstanding common shares two-for-one. The stock split was effected at the close of business on April 30, 1996. Per-share and share data in the accompanying unaudited condensed consolidated financial statements have been adjusted to give retroactive effect to the stock split.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Associates, Inc. and its subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1996. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, cash flows, and stockholders' equity for the year then ended (not presented herein), and in our report dated January 25, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ PRICE WATERHOUSE LLP

Baltimore, Maryland
May 1, 1996


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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment products which meet the varied needs and objectives of its individual and institutional investors. In recent years, there have been significant net cash inflows to the stock mutual funds. This trend continued in the first quarter of 1996 as the stock funds had net inflows of $2.9 billion, including $2.0 billion into the domestic funds. Company revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

RESULTS OF OPERATIONS  -  THREE MONTHS ENDED MARCH 31, 1996 VERSUS 1995.

Net income increased $5.4 million or 36% to $20.4 million or $.33 per share from $15.0 million or $.25 per share. Earnings per share have been retroactively adjusted for the two-for-one stock split effected on April 30, 1996. Total revenues increased 35% from $97.8 million to a record quarterly total of $132.4 million, led by an increase of $26.9 million in investment advisory fees.

Investment advisory revenues from the Funds increased $20.9 million as average assets under management rose $13.5 billion to $51.4 billion. Fund assets totaled $53.5 billion at March 31, 1996, up almost $5.0 billion from December 31, 1995, with stock funds accounting for $4.8 billion of the increase. Net cash inflows to the Funds during the first quarter totaled nearly $3.2 billion, more than four times that of the comparable period last year and 81% of the record net inflows of $3.9 billion achieved in the year 1993. Private accounts and other sponsored products contributed the balance of the investment advisory revenue gains as these assets under management rose to $28.5 billion at March 31, 1996, up $1.6 billion from December 31, 1995 and $6.3 billion from March 31, 1995. Total assets under management at quarter end increased to $82.0 billion from $75.4 billion at December 31, 1995 and $61.6 billion at March 31, 1995.

Administrative fees from services to the Funds and their shareholders grew $5.5 million to $28.1 million; however, increases in related operating expenses more than offset these revenue gains.

Investment and other income more than doubled from the 1995 quarter primarily as a result of the positive performance of the partnerships in which the Company has invested.

Operating expenses increased 36% or more than $24.7 million to almost $93.5 million from $68.7 million. Greater compensation and related costs, which were up $8.9 million, were attributable to increases in overall compensation rates, including higher bonuses, and an 8% increase in the average number of employees primarily to support the Company's growing administrative operations. Advertising and promotion expenditures more than doubled to almost $16.1 million and were up 17% from the record fourth quarter 1995 level. Spending has been boosted significantly in response to investor demand for stock mutual funds and in order to increase the national image and investor awareness of T. Rowe Price. Advertising and promotion expenditures in the next six months are expected to remain high relative to 1995 expenditures as long as market conditions and cash inflows warrant. International investment research fees increased 33% or $2.3 million as international assets under management rose to $24.7 billion at March 31, 1996, including $14.2 billion in the mutual funds. Administrative and general expenses increased $4.7 million due to greater costs associated with the Company's growing operations including its data processing and communications capabilities.

PART II.  OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1996 annual meeting of the Company's stockholders was held on April 12, 1996. The Company's proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 28,519,079 as of the record date of February 12, 1996.

Management's 14 nominees for the Board of Directors were elected to hold office until the next annual meeting of stockholders and until their respec-tive successors are elected and have qualified. The tabulation of votes was:

         Nominee                    For              Withheld
         ________________           __________       _________

         G.J. Collins               24,635,458         599,033
         J.E. Halbkat, Jr.          24,638,998         595,493
         H.H. Hopkins               24,637,134         597,357
         J.A.C. Kennedy             24,635,371         599,120
         J.H. Laporte               24,639,175         595,316
         R.L. Menschel              24,386,998         847,493
         W.T. Reynolds              24,639,125         595,366
         J.S. Riepe                 24,638,574         595,917
         G.A. Roche                 24,638,975         595,516
         J.W. Rosenblum             24,638,721         595,770
         R.L. Strickland            24,636,881         597,610
         M.D. Testa                 24,053,658       1,180,833
         P.C. Walsh                 24,636,223         598,268
         A.M. Whittemore            24,632,847         601,644

The charter amendment to effect a two-for-one stock split and to increase the authorized common stock of the Company from 100,000,000 to 200,000,000 shares was approved by a vote of: 24,096,424 for; 740,923 against; and 300,104 abstentions. Broker non-votes were 97,040.

The 1996 Stock Incentive Plan was approved by a vote of: 16,334,881 for; 6,705,161 against; and 544,973 abstentions. Broker non-votes were 1,649,476.

ITEM 5.  OTHER INFORMATION.

On April 12, 1996, George J. Collins, President and Chief Executive Officer
(CEO), announced his intention to step aside as the Company's CEO by April 1997. The Board of Directors has designated George A. Roche, currently the Chief Financial Officer, to succeed Mr. Collins as CEO.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

   3.(i)  -  Composite Restated Charter as of April 12, 1996.

   10 P   -  Agreement between TRP Suburban Second, Inc. and Riparius
             Construction, Inc. as Construction Manager and Constructor
             (Incorporated by reference from Form SE which was filed in paper pursuant to a continuing hardship exemption.)

   15     -  Letter from Price Waterhouse LLP, independent accountants, re unaudited interim financial information.

   27     -  Financial Data Schedule.

All other items are omitted because they are not applicable or the answers are none.

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 1996.

T. Rowe Price Associates, Inc.



/s/ George A. Roche,  Chief Financial Officer



/s/ Alvin M. Younger, Jr.,  Principal Accounting Officer