Form 10-Q
period 1996-06-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 1996-08-05
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  JUNE 30 1996.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 57,244,841 SHARES AT
AUGUST 2, 1996.

Exhibit index is at Item 6(a) on page 11.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                  06/30/96
                                                        12/31/95  Unaudited
                                                        ________  _________
ASSETS
Cash and cash equivalents                               $ 81,431  $ 94,945
Accounts receivable                                       55,841    65,265
Investments in sponsored mutual funds held as
 available-for-sale securities                           121,606   132,549
Partnership and other investments                         28,049    30,562
Property and equipment                                    60,222    72,622
Goodwill and other assets                                 18,194    16,731
                                                        ________  ________
                                                        $365,343  $412,674
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 27,287  $ 29,350
 Accrued compensation and retirement costs                28,803    38,723
 Income taxes payable                                      7,376     9,445
 Dividends payable                                         6,036     6,012
 Minority interests in consolidated subsidiaries          21,609    29,449
                                                        ________  ________
     Total liabilities                                    91,111   112,979
                                                        ________  ________

Commitments and contingent liabilities (Note 2)

Stockholders' equity
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  100,000,000 shares in 1995 and 200,000,000 shares
  in 1996; issued 28,665,472 shares in 1995 and
  57,173,141 shares in 1996                                5,733    11,435
 Capital in excess of par value                            2,912     3,745
 Retained earnings                                       252,934   267,899
 Unrealized security holding gains                        12,653    16,616
                                                        ________  ________
     Total stockholders' equity                          274,232   299,695
                                                        ________  ________
                                                        $365,343  $412,674
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)

                                       Three months      Six months
                                           ended            ended
                                         June 30,         June 30,
                                     __________________________________
                                       1995    1996     1995     1996
                                     ________ ________________ ________

Revenues
  Investment advisory fees          $ 80,467 $109,702 $153,600 $209,708
  Administrative fees                 22,506   29,968   45,119   58,094
  Investment and other income          1,816    4,018    3,916    8,298
                                    ________ ________ ________ ________
                                     104,789  143,688  202,635  276,100
                                    ________ ________ ________ ________
Expenses
  Compensation and related costs      35,697   43,165   68,787   85,151
  Advertising and promotion            6,069   14,353   13,970   30,423
  Depreciation, amortization and
   operating rentals of property
   and equipment                       7,265    9,036   14,622   17,128
  International investment
   research fees                       7,332    9,680   14,114   18,714
  Administrative and general          12,976   20,222   26,571   38,514
                                    ________ ________ ________ ________
                                      69,339   96,456  138,064  189,930
                                    ________ ________ ________ ________
Income before income taxes and
 minority interests                   35,450   47,232   64,571   86,170
Provision for income taxes            13,786   18,416   25,088   33,573
                                    ________ ________ ________ ________
Income from consolidated companies 21,664 28,816 39,483 52,597 Minority interests in consolidated
 subsidiaries                          3,442    4,366    6,270    7,728
                                    ________ ________ ________ ________
Net income                          $ 18,222 $ 24,450 $ 33,213 $ 44,869
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Earnings per share                  $    .30 $    .40 $    .55 $    .73
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Dividends declared per share        $    .08 $   .105 $    .16 $    .21
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Weighted average shares outstanding,
 including share equivalents arising
 from unexercised stock options       60,736   61,774   60,383   61,633
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Six months ended
                                                       __________________
                                                       06/30/95  06/30/96
                                                       ________  ________
Cash flows from operating activities
  Net income                                           $ 33,213  $ 44,869
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization of property
    and equipment                                         6,300     7,575
    Minority interests in consolidated subsidiaries       6,270     7,728
    Increase in accounts receivable                      (4,178)   (9,424)
    Increase in accrued liabilities                       1,612    19,396
    Other changes in assets and liabilities               2,565    (1,526)
                                                       ________  ________
  Net cash provided by operating activities              45,782    68,618
                                                       ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                  (2,804)   (4,520)
  Proceeds from dispositions of sponsored mutual funds    3,075        --
  Partnership and other investments                      (1,552)   (2,808)
  Return of partnership investments                       1,173     1,141
  Additions to property and equipment                    (6,376)  (20,770)
                                                       ________  ________
  Net cash used in investing activities                  (6,484)  (26,957)
                                                       ________  ________

Cash flows from financing activities
  Purchases of stock                                     (7,489)  (17,774)
  Receipts relating to stock issuances                    1,637     1,703
  Dividends paid to stockholders                         (9,128)  (12,031)
  Distributions to minority interests                    (7,594)      (45)
                                                       ________  ________
  Net cash used in financing activities                 (22,574)  (28,147)
                                                       ________  ________

Cash and cash equivalents
  Net increase during period                             16,724    13,514
  At beginning of period                                 60,016    81,431
                                                       ________  ________
  At end of period                                     $ 76,740  $ 94,945
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

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment products and to private accounts of other institutional and individual investors. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. At June 30, 1996, the Company's assets under management totaled $87.3 billion, including $57.3 billion in the Price funds.

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

NOTE 2 - COMMITMENTS AND CONTINGENT LIABILITIES.

On March 8, 1996, the Company entered into an agreement to construct two, 100,000 square foot, four-story office buildings and two, three-deck parking garages for an aggregate price not to exceed $36 million. The facilities are being erected on a portion of the 32.5 acres of land in suburban Owings Mills, Maryland which were acquired in December 1995. Construction is scheduled to be completed in September 1997.

NOTE 3 - STOCKHOLDERS' EQUITY.

The following table details the changes in stockholders' equity (dollars in thousands) during the first six months of 1996.

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

Balance at
 December 31,
 1995           28,665,472  $ 5,733   $ 2,912  $252,934   $12,653  $274,232
Common stock
 issued under
 stock-based
 compensation
 plans             307,657       62     2,442        (2)              2,502
Purchases of
 common stock     (370,000)     (74)   (1,062)  (12,728)            (13,864)
Net income                                       44,869              44,869
Dividends
 declared                                       (12,007)            (12,007)
Increase in
 unrealized
 security
 holding gains                                              3,963     3,963
2-for-1 split
 of common stock28,570,012    5,714      (547)   (5,167)                 --
                __________  _______   _______  ________   _______  ________
Balance at
 June 30,
 1996           57,173,141  $11,435   $ 3,745  $267,899   $16,616  $299,695
                __________  _______   _______  ________   _______  ________
                __________  _______   _______  ________   _______  ________


On April 12, 1996, the Company's stockholders approved an amendment of the Company's charter which increased the Company's authorized common shares from 100,000,000 to 200,000,000 and split the outstanding common shares two-for-one. The stock split was effected at the close of business on April 30, 1996. The unaudited condensed consolidated statements of income have been adjusted to give retroactive effect to the stock split.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Associates, Inc. and its subsidiaries as of June 30, 1996, and the related condensed consolidated statements of income and cash flows for the three- and six-month periods ended June 30, 1995 and 1996. These financial statements are the responsibility of the company's management.

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

Baltimore, Maryland
July 25, 1996


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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment products which meet the varied needs and objectives of its individual and institutional investors. In recent years, there have been significant net cash inflows to the stock mutual funds. This trend continued during the first half of 1996 as the stock funds had net inflows of $5.3 billion. Company revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

RESULTS OF OPERATIONS  -  THREE MONTHS ENDED JUNE 30, 1996 VERSUS 1995.

Net income increased almost $6.3 million or 34% to $24.5 million or $.40 per share from $18.2 million or $.30 per share. Earnings per share for 1995 has been adjusted to reflect the two-for-one stock split on April 30, 1996.
Total revenues increased 37% from $104.8 million to a record quarterly total of $143.7 million, led by an increase of $29.2 million in investment advisory fees.

Investment advisory revenues from the Funds increased $21.8 million as average assets under management rose $14.8 billion to $56.0 billion. Fund assets totaled $57.3 billion at June 30, 1996, up almost $3.8 billion from March 31, 1996, with stock funds accounting for substantially all of the increase. Net cash inflows to the Funds during the second quarter totaled $2.3 billion. Private accounts and other sponsored products contributed the balance of the investment advisory revenue gains as these assets under management rose to $30.0 billion at June 30, 1996, up $1.6 billion from March 31, 1996 and $6.0 billion from June 30, 1995. Total assets under management at quarter end increased to $87.3 billion from $82.0 billion at March 31, 1996 and $66.6 billion at June 30, 1995.

Administrative fees from services to the Funds and their shareholders grew $7.5 million to $30.0 million; however, increases in related operating expenses more than offset these revenue gains.

Investment and other income more than doubled from the 1995 quarter primarily as a result of the performance of the partnerships in which the Company has invested.

Operating expenses increased 39% or $27.1 million to more than $96.4 million from $69.3 million. Greater compensation and related costs, which were up $7.5 million, were attributable to increases in overall compensation rates, including higher bonuses, and a 16% increase in the average number of employees primarily to support the Company's growing administrative and data processing operations. Advertising and promotion expenditures were 136% higher than in the comparable 1995 quarter but were down 11% from record first quarter 1996 spending. Spending has been boosted significantly in response to investor demand for stock mutual funds and in order to increase the national image and investor awareness of T. Rowe Price. Third quarter advertising and promotion expenditures are expected to remain high relative to the comparable 1995 quarter. International investment research fees increased 32% or $2.3 million as international assets under management rose to $26.5 billion at June 30, 1996. Administrative and general expenses increased $7.3 million due to greater costs associated with the Company's growing operations including its data processing capabilities.

Increased earnings by RPFI on greater assets under management was the reason for the increase in minority interests in consolidated subsidiaries.

RESULTS OF OPERATIONS  -  SIX MONTHS ENDED JUNE 30, 1996 VERSUS 1995.

Net income increased $11.7 million or 35% to $44.9 million or $.73 per share from $33.2 million or $.55 per share. Total revenues increased 36% from $202.6 million to a record six month total of $276.1 million, led by an increase of $56.1 million in investment advisory fees.

Investment advisory revenues from the Funds increased $42.7 million as average assets under management rose $14.1 billion to $53.7 billion. Fund assets totaled $57.3 billion at June 30, 1996, up almost $8.7 billion from December 31, 1995, with stock funds accounting for most of the increase. Net cash inflows to the Funds during the first half of 1996 totaled nearly $5.5 billion, more than three times that of the comparable period last year and substantially higher than the record annual net inflows of $3.9 billion achieved in 1993. Private accounts and other sponsored products contributed the balance of the investment advisory revenue gains.

Administrative fees from services to the Funds and their shareholders grew $13.0 million to $58.1 million; however, increases in related operating expenses more than offset these revenue gains.

Operating expenses increased 37% or more than $51.8 million to almost $189.9 million from $138.1 million. Greater compensation and related costs, which were up $16.4 million, were attributable to increases in overall compensation rates, including higher bonuses, and a 13% increase in the average number of employees primarily to support the Company's growing administrative and data processing operations. Advertising and promotion expenditures more than doubled to $30.4 million. International investment research fees increased 33% or $4.6 million as international assets under management rose to $26.5 billion at June 30, 1996. Administrative and general expenses increased $11.9 million due to greater costs associated with the Company's growing operations including its data processing and communications capabilities.

CAPITAL RESOURCES AND LIQUIDITY.

The Company anticipates 1996 property and equipment acquisitions of approximately $58 million, including $20 million for development of two office buildings on the land acquired in 1995. Additional construction and furnishing costs of approximately $30 million for these new facilities are expected in 1997 before occupancy occurs in the latter half of the year. These capital expenditures are expected to be funded from liquid assets currently available and from operating cash inflows.

PART II.  OTHER INFORMATION.

ITEM 5.  OTHER INFORMATION.

Information or statements provided by or on behalf of the Company from time to time may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The cautionary statements provided below are being made pursuant to the Private Securities Litigation Reform Act of 1995 and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. Many of the following important factors discussed below as well as other factors have also been discussed in the Company's prior public filings. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in the forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and related fund inflows or outflows; fluctuations in the financial markets; the relative investment performance of the Company's sponsored investment products as compared to other managed products and market indices; the expense ratios of the Company's sponsored investment products; investor sentiment and investor confidence in mutual funds; the ability of the Company to maintain investment management fees at current levels; competitive conditions in the mutual funds industry; the ability of the Company to contract with the Price Funds for payment for administrative services offered to the Price Funds and Price Fund shareholders; the continuation of trends in the retirement plan market favoring defined contribution plans and participant-directed plans; and the amount and timing of recognition of income on the Company's investment portfolio.

The Company's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions or other factors; variations in the level of compensation expense incurred by the Company, in response to changes in the total employee population, competitive factors, or other reasons; changes in the manner in which the Company provides international investment services; expenses and capital costs, including depreciation, amortization and other non-cash charges, incurred by the Company to maintain its administrative and service infrastructure; and unanticipated costs that may be incurred by the Company from time to time to protect investor accounts and client goodwill.

The Company's revenues are substantially dependent on revenues from the Price Funds, which could be adversely affected if the independent directors of one or more of the Price Funds determined to terminate or renegotiate the terms of one or more investment management agreements.

The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on the Company's business and results of operations, including but not limited to effects on the level of costs incurred by the Company and effects on investor interest in mutual funds in general or in particular classes of mutual funds.

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

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 1996.

T. Rowe Price Associates, Inc.



/s/ George A. Roche,  Chief Financial Officer



/s/ Alvin M. Younger, Jr.,  Principal Accounting Officer