Form 10-Q
period 1996-09-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 1996-11-14
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  SEPTEMBER 30 1996.

Commission file number:  0-14282.

Exact name of registrant as specified in its charter:
T. ROWE PRICE ASSOCIATES, INC.

State of incorporation:  MARYLAND.

I.R.S. Employer Identification No.:  52-0556948.

Address and Zip Code of principal executive offices: 100 EAST PRATT STREET, BALTIMORE, MARYLAND 21202.

Registrant's telephone number, including area code:  (410) 345-2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 57,348,130 SHARES AT NOVEMBER 7, 1996.

Exhibit index is at Item 6(a) on page 10.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                  09/30/96
                                                        12/31/95  Unaudited
                                                        ________  _________
ASSETS
Cash and cash equivalents                               $ 81,431  $121,502
Accounts receivable                                       55,841    68,103
Investments in sponsored mutual funds held as
 available-for-sale securities                           121,606   137,511
Partnership and other investments                         28,049    32,801
Property and equipment                                    60,222    83,190
Goodwill and other assets                                 18,194    14,848
                                                        ________  ________
                                                        $365,343  $457,955
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 27,287  $ 29,752
 Accrued compensation and retirement costs                28,803    54,505
 Income taxes payable                                      7,376    12,239
 Dividends payable                                         6,036     6,015
 Minority interests in consolidated subsidiaries          21,609    33,863
                                                        ________  ________
     Total liabilities                                    91,111   136,374
                                                        ________  ________

Commitments and contingent liabilities (Note 2)

Stockholders' equity
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  100,000,000 shares in 1995 and 200,000,000 shares
  in 1996; issued 28,665,472 shares in 1995 and
  57,285,558 shares in 1996                                5,733    11,457
 Capital in excess of par value                            2,912     5,060
 Retained earnings                                       252,934   286,414
 Unrealized security holding gains                        12,653    18,650
                                                        ________  ________
     Total stockholders' equity                          274,232   321,581
                                                        ________  ________
                                                        $365,343  $457,955
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)

                                       Three months      Nine months
                                           ended            ended
                                       September 30,    September 30,
                                     __________________________________
                                       1995    1996     1995     1996
                                     ________ ________________ ________

Revenues
  Investment advisory fees          $ 87,019 $118,765 $240,619 $328,473
  Administrative fees                 24,448   28,654   69,567   86,748
  Investment and other income          1,759    2,731    5,675   11,029
                                    ________ ________ ________ ________
                                     113,226  150,150  315,861  426,250
                                    ________ ________ ________ ________
Expenses
  Compensation and related costs      35,973   46,691  104,760  131,842
  Advertising and promotion            7,126   11,347   21,096   41,770
  Depreciation, amortization and
   operating rentals of property
   and equipment                       7,306   10,809   21,928   27,937
  International investment
   research fees                       7,793    9,900   21,907   28,614
  Administrative and general          14,783   21,837   41,354   60,351
                                    ________ ________ ________ ________
                                      72,981  100,584  211,045  290,514
                                    ________ ________ ________ ________
Income before income taxes and
 minority interests                   40,245   49,566  104,816  135,736
Provision for income taxes            14,914   19,220   40,002   52,793
                                    ________ ________ ________ ________
Income from consolidated companies 25,331 30,346 64,814 82,943 Minority interests in consolidated
 subsidiaries                          3,780    4,398   10,050   12,126
                                    ________ ________ ________ ________
Income before extraordinary charge 21,551 25,948 54,764 70,817 Extraordinary charge from early extinguishment of debt, net of
 income tax benefit                    1,049       --    1,049       --
                                    ________ ________ ________ ________
Net income                          $ 20,502 $ 25,948 $ 53,715 $ 70,817
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Earnings per share, including an
 extraordinary charge of $.02 per
 share in 1995                      $    .33 $    .42 $    .88 $   1.15
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Dividends declared per share        $    .08 $   .105 $    .24 $   .315
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Weighted average shares outstanding,
 including share equivalents arising
 from unexercised stock options       61,412   61,776   60,730   61,680
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Nine months ended
                                                       __________________
                                                       09/30/95  09/30/96
                                                       ________  ________
Cash flows from operating activities
  Net income                                           $ 53,715  $ 70,817
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization of property
    and equipment                                         9,670    13,133
    Minority interests in consolidated subsidiaries      10,050    12,126
    Increase in accounts receivable                      (7,546)  (12,262)
    Increase in accrued liabilities                      16,831    38,601
    Other changes in assets and liabilities               5,154     3,375
                                                       ________  ________
  Net cash provided by operating activities              87,874   125,790
                                                       ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                  (3,035)   (8,948)
  Proceeds from dispositions of sponsored mutual funds    3,076     2,626
  Partnership and other investments                      (1,888)   (8,940)
  Return of partnership investments                       2,065     1,666
  Additions to property and equipment                   (10,846)  (37,370)
                                                       ________  ________
  Net cash used in investing activities                 (10,628)  (50,966)
                                                       ________  ________

Cash flows from financing activities
  Purchases of stock                                     (7,489)  (19,668)
  Receipts relating to stock issuances                    2,808     3,003
  Dividends paid to stockholders                        (13,686)  (18,043)
  Distributions to minority interests                    (7,594)      (45)
  Debt payments                                         (12,613)       --
                                                       ________  ________
  Net cash used in financing activities                 (38,574)  (34,753)
                                                       ________  ________

Cash and cash equivalents
  Net increase during period                             38,672    40,071
  At beginning of year                                   60,016    81,431
                                                       ________  ________
  At end of period                                     $ 98,688  $121,502
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

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment products and to private accounts of other institutional and individual investors. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. At September 30, 1996, the Company's assets under management totaled $92.9 billion, including $60.3 billion in the Price funds.

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

NOTE 3 - STOCKHOLDERS' EQUITY.

The following table details the changes in stockholders' equity (dollars in thousands) during the first nine months of 1996.

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

Balance at
 December 31,
 1995            28,665,472 $ 5,733   $ 2,912  $252,934   $12,653  $274,232
Common stock
 issued under
 stock-based
 compensation
 plans              495,074      99     4,216        (1)              4,314
Purchases of
 common stock      (445,000)    (89)   (1,521)  (14,147)            (15,757)
Net income                                       70,817              70,817
Dividends
 declared                                       (18,022)            (18,022)
Increase in
 unrealized
 security
 holding gains                                              5,997     5,997
2-for-1 split
 of common stock 28,570,012   5,714      (547)   (5,167)                 --
                 __________ _______   _______  ________   _______  ________
Balance at
 September 30,
 1996            57,285,558 $11,457   $ 5,060  $286,414   $18,650  $321,581
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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Associates, Inc. and its subsidiaries as of September 30, 1996, and the related condensed consolidated statements of income and cash flows for the three- and nine-month periods ended September 30, 1995 and 1996. These financial statements are the responsibility of the company's management.

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

Baltimore, Maryland
October 24, 1996


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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment products which meet the varied needs and objectives of its individual and institutional investors. In recent years, there have been significant net cash inflows to the stock mutual funds. This trend continued during the first nine months of 1996 as the stock funds had net inflows of $6.7 billion. Company revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS 1995.

Net income increased more than $5.4 million or 27% to $25.9 million or $.42 per share from $20.5 million or $.33 per share. Results for 1995 include a $1.0 million, or $.02 per share extraordinary charge from the early extinguishment of the Company's long-term debt. Earnings per share for 1995 has been adjusted to reflect the two-for-one stock split on April 30, 1996. Total revenues increased 33% from $113.2 million to a record quarterly total of $150.2 million, led by an increase of $31.7 million in investment advisory fees.

Investment advisory revenues from the Funds increased $19.2 million as average fund assets under management rose $13.1 billion to $57.7 billion. Fund assets totaled $60.3 billion at September 30, 1996, up almost $3.0 billion from June 30, 1996, with stock funds accounting for $2.6 billion of the increase. Net cash inflows to the Funds during the third quarter totaled $1.5 billion. Advisory fees from private accounts and other sponsored products and performance management fees earned from sponsored partnerships contributed the balance of the investment advisory revenue gains. These assets under management rose to $32.6 billion at September 30, 1996, up $2.5 billion from June 30, 1996 and $7.0 billion from September 30, 1995. Total assets under management at quarter end increased to $92.9 billion from $87.3 billion at June 30, 1996 and $71.5 billion at September 30, 1995.

Administrative fees from services to the Funds and their shareholders grew $4.2 million to $28.7 million; however, increases in related operating expenses more than offset these revenue gains.

Operating expenses increased 38% or $27.6 million to almost $100.6 million from $73.0 million. Greater compensation and related costs, which were up $10.7 million, were attributable to increases in overall compensation rates, including higher bonuses, and a 27% increase in the average number of employees primarily to support the Company's growing administrative and data processing operations. Advertising and promotion expenditures were 59% higher than in the comparable 1995 quarter but were down 21% from the second quarter of 1996. Fourth quarter spending is expected to increase significantly and likely will exceed first quarter 1996 levels. International investment research fees increased 27% or $2.1 million as international assets under management rose to $27.1 billion at September 30, 1996. Depreciation, amortization and operating rentals of property and equipment was up $3.5 million due to expansion of facilities and investments in technology. Administrative and general expenses increased $7.1 million due to greater costs associated with the Company's growing operations including its data processing capabilities.

Increased earnings by RPFI on greater assets under management was the primary reason for the increase in minority interests in consolidated subsidiaries.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS 1995.

Net income increased $17.1 million or 32% to $70.8 million or $1.15 per share from $53.7 million or $.88 per share. Results for 1995 include a $1.0 million, or $.02 per share extraordinary charge from the early extinguishment of the Company's long-term debt. Earnings per share for 1995 has been adjusted to reflect the two-for-one stock split on April 30, 1996. Total revenues increased 35% from $315.9 million to a record nine month total of almost $426.3 million, led by an increase of almost $87.9 million in investment advisory fees.

Investment advisory revenues from the Funds increased $61.9 million as average fund assets under management rose $13.8 billion to $55.1 billion. Fund assets totaled $60.3 billion at September 30, 1996, up $11.7 billion from December 31, 1995, with stock funds accounting for most of the increase. Net cash inflows to the Funds during the first nine months of 1996 totaled nearly $7.0 billion, more than double that of the comparable period last year and significantly more than the record annual net inflows of $3.9 billion achieved in 1993. Private accounts and other sponsored products and performance management fees earned from sponsored partnerships contributed the balance of the investment advisory revenue gains.

Administrative fees from services to the Funds and their shareholders grew $17.1 million to $86.7 million; however, increases in related operating expenses more than offset these revenue gains.

Operating expenses increased 38% to $290.5 million. Greater compensation and related costs, which were up $27.1 million, were attributable to increases in overall rates of compensation, including higher bonuses, and an 18% increase in the average number of employees primarily to support the Company's growing administrative and data processing operations. Advertising and promotion expenditures almost doubled to $41.8 million as the Company sought to capitalize on the strong investor demand for stock mutual funds. International investment research fees increased 31% or $6.7 million as international assets under management rose to $27.1 billion at September 30, 1996. Depreciation, amortization and operating rentals of property and equipment was up due to expansion of facilities and investments in technology. Administrative and general expenses increased $19.0 million due to greater costs associated with the Company's growing operations including its data processing and communications capabilities.

CAPITAL RESOURCES AND LIQUIDITY.

The Company anticipates 1996 property and equipment acquisitions of up to $58 million, including $20 million for construction of two office buildings on the land acquired in 1995. Additional construction and furnishing costs of approximately $30 million for these new facilities are expected in 1997 before occupancy occurs in the latter half of the year. These capital expenditures are expected to be funded from liquid assets currently available and from operating cash inflows.

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

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1996.

T. Rowe Price Associates, Inc.



/s/ George A. Roche,  Chief Financial Officer



/s/ Alvin M. Younger, Jr.,  Principal Accounting Officer