Form 10-K405
period 1996-12-31
PRICE T ROWE ASSOCIATES INC /MD/
filed 1997-03-27
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  DECEMBER 31, 1996.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock (based on last reported NNM price) held by non-affiliates of the registrant (excludes executive officers and directors). $2.6 BILLION AT FEBRUARY 14, 1997.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date. 57,862,585 SHARES AT MARCH 14, 1997.

DOCUMENTS INCORPORATED BY REFERENCE: In Part III of this Form 10-K, the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (Form DEF 14A; Accession No. 0001006199-97-000025; CIK 0000080255).

Exhibit index is at Item 14(a)3 on pages 33-35.

PART I.

ITEM 1.  BUSINESS.

T. Rowe Price Associates, Inc. and its subsidiaries (the Company) serve as investment adviser to the T. Rowe Price Mutual Funds (the Price Funds), other sponsored investment products, and private accounts of other institutional and individual investors, including defined benefit and defined contribution retirement plans, endowments, foundations, trusts, and other mutual funds including those which hold the assets of variable annuity insurance contracts. Total assets under management at December 31, 1996 were $99.4 billion, up $24 billion since December 31, 1995. The Company also provides various administrative services to the Price Funds and other clients, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. The Company was incorporated in Maryland in January 1947 as successor to the investment counseling business formed by the late Mr. T. Rowe Price in 1937.

The Company offers its Price Funds' shareholders and private accounts a broad range of investment products designed to attract and retain investors with varying investment objectives. Shareholders are allowed to exchange funds among mutual fund products as economic and market conditions and investor needs change. The Company frequently introduces new mutual funds designed to complement and expand its investment product offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of its funds' shareholders. New mutual funds and other investment products are introduced when the Company believes that it has personnel with sufficient investment expertise to manage the product successfully for a substantial group of investors over a long period of time. The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment products which meet the varied needs and objectives of its individual and institutional investors. In recent years, there have been significant net cash inflows to the stock mutual funds, particularly the international funds in 1994 and the domestic funds in 1995 and 1996. Company revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. Investment advisory fees earned on assets under management and related expenses incurred to generate such fees are generally higher for stock and international investment products which have become a substantially larger portion of the Company's assets under management than in the past.

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

Average assets under management (in millions) during the past five years and total assets under management at December 31, 1996 are:

                    1992     1993     1994     1995     1996   12/31/96
                  ________ ________ ________ ________ ________ ________
Price Funds
  Stock           $ 10,280 $ 14,713 $ 21,495 $ 27,211 $ 40,287 $ 46,982
  Taxable bond       5,150    6,025    5,412    5,392    5,767    5,883
  Tax-free bond      3,187    4,169    4,225    4,211    4,450    4,573
  Money market       5,428    4,903    5,333    5,865    6,473    6,928
                  ________ ________ ________ ________ ________ ________
  Total             24,045   29,810   36,465   42,679   56,977   64,366
Other sponsored in-
 vestment products
 and private
 accounts           14,510   17,136   19,490   23,866   30,495   35,018
                  ________ ________ ________ ________ ________ ________
Total assets under
 management       $ 38,555 $ 46,946 $ 55,955 $ 66,545 $ 87,472 $ 99,384
                  ________ ________ ________ ________ ________ ________
                  ________ ________ ________ ________ ________ ________

The Company's revenues (in thousands) from investment advisory and administrative services provided under agreements with the Price Funds and other clients during the past five years are:

                             1992     1993     1994     1995     1996
                           ________ ________ ________ ________ ________
Investment advisory fees
  Price Funds
    Stock                  $ 65,202 $ 96,136 $145,020 $180,574 $260,807
    Taxable bond             25,149   31,869   28,561   28,404   30,217
    Tax-free bond            15,869   19,873   19,744   20,018   21,112
    Money market             21,780   19,137   20,132   22,113   23,852
                           ________ ________ ________ ________ ________
    Total                   128,000  167,015  213,457  251,109  335,988
  Other sponsored investment
   products and private
   accounts                  46,590   57,794   76,614   80,978  115,319
                           ________ ________ ________ ________ ________
  Total                     174,590  224,809  290,071  332,087  451,307
                           ________ ________ ________ ________ ________
Administrative fees
  Price Funds                45,153   54,184   61,057   67,166   87,031
  Price Funds' shareholders
   and others                18,405   23,024   24,615   27,211   30,772
                           ________ ________ ________ ________ ________
  Total                      63,558   77,208   85,672   94,377  117,803
                           ________ ________ ________ ________ ________
Total investment advisory
 and administrative fees   $238,148 $302,017 $375,743 $426,464 $569,110
                           ________ ________ ________ ________ ________
                           ________ ________ ________ ________ ________

MUTUAL FUND MANAGEMENT.

OVERVIEW. Each of the Price Funds has a distinct investment objective that has been developed as part of the Company's strategy to provide a broad and balanced selection of investment products. All Funds are sold exclusively by the Company on a no-load basis (without a sales commission). No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of stock and bond products. The Company's marketing effort is focused on advertising in the print media and direct mail communications. During 1996 and 1997, the Company has expanded its promotional activities to the television market including cable channels. In addition, considerable direct marketing efforts are targeted at large participant-directed defined contribution plans that invest, in whole or in part, in mutual funds. The Company believes that its distribution methods and fund shareholder and administrative services promote stability of assets in the Price Funds through market cycles in addition to reducing costs to fund shareholders.

At December 31, 1996, assets under management in the Price Funds aggregated $64.4 billion, an increase of $15.8 billion during 1996. The following information sets forth the net assets (in millions) at December 31, 1996 of each fund available to the investing public and includes the year the fund was added to the Price family of funds.

DOMESTIC STOCK FUNDS:
 Growth Stock (1950)                               $3,431
 New Horizons (1960)                               $4,363
 New Era (1969)                                    $1,468
 Growth & Income (1982)                            $2,489
 New America Growth (1985)                         $1,440
 Equity Income (1985)                              $7,818
 Capital Appreciation (1986)                       $  960
 Science & Technology (1987)                       $3,292
 Small-Cap Value (1988)                            $1,410
 Equity Index (1990)                               $  808
 Balanced (1991)                                   $  876
 Mid-Cap Growth (1992)                             $1,021
 OTC (1992)                                        $  416
 Dividend Growth (1992)                            $  209
 Blue Chip Growth (1993)                           $  540
 Personal Strategy - Balanced (1994)               $  180
 Personal Strategy - Growth (1994)                 $   42
 Personal Strategy - Income (1994)                 $   33
 Value (1994)                                      $  198
 Capital Opportunity (1994)                        $  125
 Health Sciences (1995)                            $  194
 Mid-Cap Value (1996)                              $   49
 Financial Services (1996)                         $   30

INTERNATIONAL STOCK FUNDS:
 International Stock (1980)                        $9,341
 International Discovery (1988)                    $  322

 European Stock (1990)                             $  765
 New Asia (1990)                                   $2,182
 Japan (1991)                                      $  147
 Latin America (1993)                              $  211
 Emerging Markets Stock (1995)                     $   73
 Global Stock (1995)                               $   17

TAXABLE BOND FUNDS:
 New Income (1973)                                 $1,688
 High Yield (1984)                                 $1,325
 Short-Term Bond (1984)                            $  447
 GNMA (1985)                                       $  928
 International Bond (1986)                         $  969
 U.S. Treasury Intermediate (1989)                 $  194
 U.S. Treasury Long-Term (1989)                    $   73
 Global Government Bond (1990)                     $   56
 Short-Term U.S. Government (1991)                 $   96
 Summit GNMA (1993)                                $   25
 Summit Limited-Term Bond (1993)                   $   27
 Emerging Markets Bond (1994)                      $   40
 Corporate Income (1995)                           $   16

TAX-FREE BOND FUNDS:
 Tax-Free Income (1976)                            $1,345
 Tax-Free Short- Intermediate (1983)               $  439
 Tax-Free High Yield (1985)                        $1,033
 New York Tax-Free Bond (1986)                     $  142
 California Tax-Free Bond (1986)                   $  156
 Maryland Tax-Free Bond (1987)                     $  808
 New Jersey Tax-Free Bond (1991)                   $   79
 Virginia Tax-Free Bond (1991)                     $  190
 Tax-Free Insured Intermediate Bond (1992)         $   97
 Maryland Short-Term Tax-Free Bond (1993)          $   95
 Florida Insured Intermediate Tax-Free Bond (1993) $   90
 Georgia Tax-Free Bond (1993)                      $   37
 Summit Municipal Income (1993)                    $   16
 Summit Municipal Intermediate (1993)              $   31
 Virginia Short-Term Tax-Free Bond (1994)          $   15

MONEY MARKET FUNDS:
 Prime Reserve (1976)                              $4,323
 Tax-Exempt Money (1981)                           $  664
 U.S. Treasury Money (1982)                        $  803
 New York Tax-Free Money (1986)                    $   81
 California Tax-Free Money (1986)                  $   78
 Summit Cash Reserves (1993)                       $  880
 Summit Municipal Money Market (1993)              $   99

The Company also sponsors the Spectrum series of funds (Growth, Income and International), three other mutual funds that invest in a broadly diversified portfolio of other T. Rowe Price funds. Assets under management in these funds aggregated $3,460 million at December 31, 1996. In addition, the Company also sponsors two other equity mutual funds: the Foreign Equity Fund, an international stock fund begun in 1989 for institutional investors, and the Mid-Cap Equity Growth Fund, a domestic stock fund begun in 1996. Assets under management in these two funds were $2,532 million at December 31, 1996.

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

The Company is paid an investment advisory fee based upon the average daily net assets of the funds and separate administrative fees for the support services rendered by the Company. Management of the Company and the independent directors of the Price Funds regularly review the fund fee structures in light of fund performance, the level and range of services provided, industry conditions, and other factors. The current advisory fee paid by each of the Price Funds (excluding the Price Spectrum and Summit Funds, the Price Equity Index Fund, and the Foreign Equity and Mid-Cap Equity Growth Funds) is computed by multiplying the individual fund's average daily net assets by a composite fee determined by adding a group fee based on the combined net assets of the Price Funds and an individual fund fee applicable to each fund.

Except as noted in the following paragraph, each fund (excluding the Price Spectrum and Summit Funds) bears all expenses associated with the operation of the fund and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees; shareholder servicing fees and expenses; fund accounting fees and expenses; transfer agent fees; custodian fees and expenses; legal and auditing fees; expenses of preparing, printing and mailing prospectuses and shareholder reports to existing shareholders; registration fees and expenses; proxy and annual meeting expenses; and independent directors' fees and expenses. All advertising, promotion and selling expenses are borne by the Company.

The Company generally guarantees that a newly-organized fund's expenses will not exceed a specified ratio during its initial operations. Advisory fees and other mutual fund expenses in excess of these self-imposed limits are absorbed by the Company and have not been material.

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

OTHER SPONSORED PRODUCTS AND PRIVATE ACCOUNT MANAGEMENT.

The Company serves as investment adviser to pension, profit sharing and other employee benefit plans, endowments, foundations, trusts, individuals, corporations, other mutual funds (including those which hold the assets of variable annuity insurance contracts) and other investors who are principally domiciled in the United States. No private account client accounted for more than 5% of the Company's 1996 private account investment advisory revenues. Investment management services are provided to client accounts on an individual basis and through sponsored investment partnerships and trusts. Sponsored investment products have generally been issued through private placements.

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

Many specialized investment advisory services are provided to private accounts by subsidiaries of the Company. International equity and fixed income securities management is provided by Rowe Price-Fleming International, Inc. (RPFI). Management of stable value investment contracts, aggregating almost $6.1 billion at December 31, 1996, is provided by T. Rowe Price Stable Asset Management, Inc. (TRP Stable Asset Management).

INVESTMENT RESEARCH.

In the performance of its investment advisory functions, the Company uses fundamental, technical and cyclical security analysis methods. The Company maintains a substantial internal equity and fixed income investment research effort, undertaken by analysts, economists, statisticians and support personnel, which includes original industry and company research, utilizing such sources as inspection of corporate activities, management interviews, company-prepared information, financial information published by companies and/or filed with the SEC, financial newspapers and magazines, corporate rating services, and field checks with participants in the industry such as suppliers or competitors. In addition, the Company utilizes research provided by brokerage firms in a supportive capacity; information is received from private economists, political observers, foreign commentators, government experts, and market and security analysts. In certain instances, computerized data is the basis of the stock selection process.

ROWE PRICE-FLEMING INTERNATIONAL, INC.

TRP Finance, Inc., an investment holding company subsidiary, owns 50% of the common stock of RPFI which, by virtue of the Company's controlling interest, is consolidated into the Company's financial statements. The balance of the common stock of RPFI is owned equally by Copthall Overseas Limited (United Kingdom), a subsidiary of the London-based merchant banking group Robert Fleming Holdings Limited, and Jardine Fleming International Holdings Limited (Cayman Islands), a subsidiary of the Jardine Fleming Group Limited, an investment bank in the Asia-Pacific Region. RPFI serves as investment adviser to the Price International Funds and to other mutual funds, sponsored investment products and private accounts of institutional investors. During 1996, international assets under management by RPFI increased $7.0 billion to $29.2 billion at year end, including $16.6 billion in the T. Rowe Price International Funds. RPFI's financial information and assets under management are included in the Company's consolidated financial data and statistical information presented elsewhere in this Form 10-K.

International investment research is provided to RPFI by affiliates of its minority stockholders. Fees paid for these services are based on RPFI's assets under management.

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

COMPETITION.

As a member of the financial services industry, the Company is subject to substantial competition in all aspects of its business. A significant number of mutual funds are sold to the public by investment management firms, broker-dealers, banks and insurance companies and, in recent years, brokerage and other mutual fund companies have extended their product offerings to include other sponsors' mutual funds. The Company competes with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of its business. Many of these financial institutions have substantially greater resources than the Company. The Company competes with other providers of investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products, the manner in which such products are distributed, and the scope and quality of the services provided.

The Company believes that competition within the investment management industry will increase as a result of consolidation and acquisition activity. In order to maintain and enhance its competitive position as an independent, no-load, direct marketer of mutual funds, the Company may review acquisition prospects and, if appropriate opportunities arise, engage in discussions or negotiations that could lead to acquisitions by the Company. The Company is not currently party to any agreements or understandings regarding any material acquisitions.

EMPLOYEES.

At December 31, 1996, the Company and its subsidiaries had 2,587 active, full-time employees. The Company employs additional temporary and part-time personnel to meet seasonal and other periodic demands for its mutual fund shareholder and investor services.

ITEM 2.  PROPERTIES.

The Company's primary corporate offices consist of approximately 270,000 square feet of leased space located at 100 East Pratt Street in Baltimore, Maryland.

TRP Suburban, Inc. owns a financial operations center in Owings Mills, Maryland consisting of approximately 110,000 square feet of operating space. The facility houses a portion of the Company's administrative services operations. The underlying land has been leased until 2089.

TRP Suburban Second, Inc. acquired 32.5 acres of land in Owings Mills, Maryland in December 1995 and is developing two buildings with a combined 207,000 square feet of space for additional operating facilities.

Construction is expected to be completed in August 1997. The acreage will accommodate additional development of approximately 300,000 square feet of space. TRP Suburban Second also constructed a 46,000 square foot technology center on a separate parcel of land in Owings Mills, Maryland in 1996.

Information concerning anticipated 1997 capital expenditures is set forth in the last paragraph of the Capital Resources and Liquidity section of Item 7. of this Form 10-K.

The Company also leases facilities in Los Angeles and San Francisco, California; Owings Mills, Maryland; Glen Allen, Virginia; Washington, D.C.; Chicago, Illinois; and Tampa, Florida. Future minimum rental payments under noncancelable operating leases at December 31, 1996 are set forth in Note 8 to the consolidated financial statements included in Item 8. of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company is a party to various claims arising in the ordinary course of business. The Company is not currently the subject of any claim that, if adversely determined, is likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information includes the names, ages, and positions of the executive officers of the Company. There are no arrangements or understandings pursuant to which any person serves the Company.

George J. Collins (56), President and Chief Executive Officer (1984) and
 Managing Director (1989)
George A. Roche (55), Managing Director (1989), Chief Financial
 Officer (1984) and Chief Executive Officer - designate (1996)
Edward C. Bernard (41), Managing Director (1995) and Vice President
 (1989-1995)
Henry H. Hopkins (54), Managing Director (1989)
James A.C. Kennedy (43), Managing Director (1990)
William T. Reynolds (48), Managing Director (1990)
James S. Riepe (53), Managing Director (1989)
M. David Testa (52), Managing Director (1989)
Charles E. Vieth (40), Managing Director (1993) and Vice President
 (1985-1993)
Alvin M. Younger, Jr. (47), Managing Director (1990), Treasurer (1985) and
 Secretary (1987)

Similar information for the Company's other managing directors follows.

Stephen W. Boesel (52), Managing Director (1993) and Vice President
 (1977-1993)
Thomas H. Broadus, Jr. (59), Managing Director (1989)
John H. Laporte (51), Managing Director (1989)
Mary J. Miller (41), Managing Director (1993) and Vice President (1986-1993) Charles A. Morris (34), Managing Director (1995) and Vice President
 (1990-1995)
Brian C. Rogers (41), Managing Director (1991)
Charles P. Smith (53), Managing Director (1990)
Peter Van Dyke (58), Managing Director (1990)
Richard T. Whitney, (38), Managing Director (1995) and Vice President
 (1988-1995)


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock ($.20 par value) trades on The Nasdaq National Market under the symbol "TROW". The high and low trade price information and dividends per share during the past two years were:

                                  1st       2nd       3rd       4th
                                Quarter   Quarter   Quarter   Quarter
                               ________  ________  ________  ________

1995 - High price              $ 18.625  $ 20.500  $ 25.875  $ 28.375
       Low price               $ 13.500  $ 17.625  $ 16.875  $ 22.500
       Cash dividends declared $    .08  $    .08  $    .08  $   .105

1996 - High price              $ 29.250  $ 31.250  $ 35.750  $ 45.625
       Low price               $ 21.313  $ 24.750  $ 22.750  $ 32.000
       Cash dividends declared $   .105  $   .105  $   .105  $    .13

At February 14, 1997, there were approximately 2,600 holders of record of the Company's outstanding common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                     Year ended December 31,
                     ____________________________________________________
                       1992       1993       1994       1995       1996
                     ________   ________   ________   ________   ________
                           (in millions, except per-share amounts)

Revenues             $  245.1   $  310.0   $  382.4   $  439.3   $  586.1
Net income           $   35.8   $   48.5   $   61.2   $   75.4   $   98.5
Earnings per
 share (1)           $    .59   $    .79   $   1.00   $   1.24   $   1.59
Cash dividends
 declared per
 share (1)           $  .1875   $  .2225   $   .275   $   .345   $   .445
Weighted average
 shares
 outstanding (1)         60.3       61.2       61.1       61.1       61.9

(1) Retroactively adjusted to give effect to the 2-for-1 stock splits in November 1993 and April 1996.

                                       December 31,
                     ________________________________________________
                       1992      1993      1994      1995      1996
                     ________  ________  ________  ________  ________
                               (in millions, except as noted)
Balance sheet data
 Total assets        $  206.1  $  263.4  $  297.3  $  365.3  $  478.8
 Debt                $   13.2  $   12.9  $   12.6  $     --  $     --
 Stockholders'
  equity             $  154.2  $  196.0  $  216.2  $  274.2  $  345.7
Assets under manage-
 ment (in billions)  $   41.4  $   54.4  $   57.8  $   75.4  $   99.4

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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment products which meet the varied needs and objectives of its individual and institutional investors. In recent years, there have been significant net cash inflows to the stock mutual funds, particularly the international funds in 1994 and the domestic funds in 1995 and 1996. At December 31, 1996, total assets under management were $99.4 billion, including $64.4 billion in the T. Rowe Price mutual funds. Equity investments comprise approximately two-thirds of total assets under management at the end of 1996.

All per-share amounts have been retroactively adjusted for the 2-for-1 stock split in April 1996.

RESULTS OF OPERATIONS.

1996 versus 1995. Net income increased $23.0 million or 31% to $98.5 million or $1.59 per share from $75.4 million or $1.24 per share. Results for 1995 include a $1.0 million extraordinary charge from the early extinguishment of the Company's long-term debt which reduced earnings per share $.01. Total revenues increased 33% from $439.3 million to a record of $586.1 million, led by an increase of $119.2 million in investment advisory fees.

Investment advisory revenues from the Funds increased $84.9 million as average fund assets under management rose $14.3 billion to $57.0 billion. Fund assets totaled $64.4 billion at December 31, 1996, up $15.8 billion during the year, with stock funds accounting for most of the increase. Net cash inflows to the Funds during 1996 totaled $8.6 billion, more than double that of the record annual net inflows of $3.9 billion achieved in 1993. Private accounts and other sponsored products and performance management fees earned from sponsored partnerships contributed the balance of the investment advisory revenue gains as these assets under management rose $8.1 billion to $35.0 billion at December 31, 1996. Total assets under management at year end increased to nearly $99.4 billion from $75.4 billion.

Administrative fees from services to the Funds and their shareholders rose 25% during 1996 to $117.8 million, primarily as a result of growth in the activities of the Company's mutual fund transfer agent and defined contribution retirement plan recordkeeping services; however, increases in related operating expenses more than offset these revenue gains.

Investment and other income rose $4.1 million primarily due to greater capital gain dividends from the Company's holdings of stock mutual funds and higher earnings recognized from partnership investments.

Operating expenses increased 35% to $398.6 million. Greater compensation and related costs, which were up $36.0 million, were attributable to increases in performance-related rates of compensation and a 35% increase in the number of employees during the year primarily to support the Company's growing administrative and technology support operations. Advertising and promotion expenditures increased 67% to $58.3 million as the Company sought to capitalize on the strong investor demand for stock mutual funds. Investor interest in equity products remained strong in January 1997. As long as market conditions warrant, advertising and promotion expenditures will continue at high levels compared to 1996, though the percentage increase is not expected to be as large. Depreciation, amortization and operating rentals of property and equipment was up due to expansion of facilities and equipment acquisitions, primarily investments in technology assets.

International investment research fees increased 31% or $9.3 million as international assets under management rose to $29.2 billion, including $16.6 billion in the mutual funds. Administrative and general expenses increased $26.4 million due primarily to greater costs associated with the Company's growing operations including its technology-related data processing and communications capabilities. Charitable contributions, which increased $3.6 million from 1995, also contributed to the increase in general expenses.

The provision for income taxes increased as a percentage of income before income taxes and minority interests primarily due to the recognition of federal research expenditure credits in the prior year.

Higher net income reported on a separate company basis by the Company's 50%- owned subsidiary, Rowe Price-Fleming International, Inc. (RPFI), resulted in the increase in income attributable to the minority interests in the Company's consolidated subsidiaries. RPFI manages the international assets included in the Company's total assets under management.

1995 versus 1994. Net income increased almost $14.3 million or 23% to $75.4 million. Earnings per share grew $.24 per share to an annual record of $1.24. The 1995 results include the extraordinary charge of $1.0 million from the early extinguishment of the Company's 9.77% fixed rate, $12.4 million promissory note due in 2001. The Company's common stock repurchases during 1994 and 1995 resulted in a decrease in weighted average shares outstanding and account for $.02 of the increase in earnings per share. Total revenues increased 15% from $382.4 million to an annual record of $439.3 million, led by an increase of $42.0 million in investment advisory revenues.

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

Lower net income reported by RPFI on a separate company basis was the primary reason for the decrease in income attributable to the minority interests in the Company's consolidated subsidiaries.

CAPITAL RESOURCES AND LIQUIDITY.

During the three years ended December 31, 1996, stockholders' equity has increased 76% or $149.7 million to $345.7 million. Stockholders' equity at December 31, 1996 includes $19.8 million of net unrealized security holding gains on the Company's investments in sponsored mutual funds and $54.4 million which is restricted as to use under various regulations and agreements to which the Company and its subsidiaries are subject in the ordinary course of business.

Operating activities provided net cash inflows of $141.2 million in 1996 as net income increased $23.0 million from the prior year. Comparatively, 1995 provided net operating cash inflows of $101.8 million. Net cash expended in investing activities during 1996 aggregated $69.3 million, almost double the $35.5 million expended in 1995. Property and equipment expenditures reached $58.8 million in 1996, including $25.7 million for the in-progress construction of additional office facilities and a technology center in Owings Mills, Maryland. Financing activities consumed $38.7 million in 1996, down $6.2 million from 1995 when the Company had greater distributions to minority interests as well as the early extinguishment of its long-term debt.

At December 31, 1996, the Company held net liquid assets of $198 million, including $115 million of cash and cash equivalents, to meet business demands and opportunities. In addition, $20 million is available to the Company under unused bank lines of credit.

The Company anticipates 1997 property and equipment acquisitions of approximately $64 million, including $21 million for completion of two office buildings in Owings Mills, Maryland. These capital expenditures are expected to be funded from liquid assets currently available and from operating cash inflows. Commitments for additional investments in partnerships and other ventures aggregate $9.1 million at December 31, 1996.

FORWARD-LOOKING INFORMATION.

Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-K Annual Report, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and related cash inflows or outflows in mutual funds and private accounts; fluctuations in the financial markets resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored investment products and private accounts as compared to competing products and market indices; the extent to which performance-based investment advisory fees are earned from private accounts; the expense ratios of the Company's sponsored investment products; investor sentiment and investor confidence in mutual funds; the ability of the Company to maintain investment management fees at current levels; competitive conditions in the mutual funds industry; the introduction of new mutual funds and investment products; the ability of the Company to contract with the Price Funds for payment for administrative services offered to the Price Funds and Price Fund shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income from the Company's investment portfolio.

The Company's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions or other factors; variations in the level of compensation expense incurred by the Company, including performance-based compensation based on the Company's financial results, as well as changes in response to the size of the total employee population, competitive factors, or other reasons; changes in the manner in which the Company provides international investment services; expenses and capital costs, including depreciation, amortization and other non-cash charges, incurred by the Company to maintain its administrative and service infrastructure; and unanticipated costs that may be incurred by the Company from time to time to protect investor accounts and client goodwill.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:
 Report of Independent Accountants                               19
 Consolidated Balance Sheets at December 31, 1995 and 1996       20
 Consolidated Statements of Income for each of the
  three years in the period ended December 31, 1996              21
 Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1996              22
 Consolidated Statements of Stockholders' Equity for
  each of the three years in the period ended December 31, 1996  23
 Summary of Significant Accounting Policies                      25
 Notes to Consolidated Financial Statements including
  Supplementary Quarterly Financial Data                         27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of T. Rowe Price Associates, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of T. Rowe Price Associates, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP

Baltimore, Maryland
January 24, 1997

                         T. ROWE PRICE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                        __________________
                                                          1995      1996
                                                        ________  ________
                                                          (in thousands)
ASSETS
Cash and cash equivalents (Note 1)                      $ 81,431  $114,551
Accounts receivable (Note 1)                              55,841    73,239
Investments in sponsored mutual funds held as
 available-for-sale securities (Note 1)                  121,606   143,410
Partnership and other investments (Note 8)                28,049    25,161
Property and equipment (Note 2)                           60,222   101,207
Goodwill and other assets (Note 3)                        18,194    21,266
                                                        ________  ________
                                                        $365,343  $478,834
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses (Note 5)         $ 27,287  $ 31,529
 Accrued compensation and retirement costs                28,803    41,523
 Income taxes payable (Note 4)                             7,376    14,464
 Dividends payable                                         6,036     7,484
 Minority interests in consolidated subsidiaries          21,609    38,168
                                                        ________  ________
     Total liabilities                                    91,111   133,168
                                                        ________  ________

Commitments and contingent liabilities (Notes 2 and 8)

Stockholders' equity (Notes 5 and 8)
 Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares                  --        --
 Common stock, $.20 par value - authorized
  100,000,000 shares in 1995 and 200,000,000 shares
  in 1996; issued 28,665,472 shares in 1995
  and 57,572,791 shares in 1996                            5,733    11,514
 Capital in excess of par value                            2,912     7,823
 Retained earnings                                       252,934   306,566
 Unrealized security holding gains (Note 1)               12,653    19,763
                                                        ________  ________
     Total stockholders' equity                          274,232   345,666
                                                        ________  ________
                                                        $365,343  $478,834
                                                        ________  ________
                                                        ________  ________







The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year ended December 31,
                                               __________________________
                                                 1994     1995     1996
                                               ________ ________ ________
                                                  (in thousands, except
                                                   per-share amounts)
Revenues (Note 1)
 Investment advisory fees                      $290,071 $332,087 $451,307
 Administrative fees                             85,672   94,377  117,803
 Investment and other income                      6,635   12,835   16,960
                                               ________ ________ ________
                                                382,378  439,299  586,070
                                               ________ ________ ________

Expenses
 Compensation and related costs (Notes 5 and 6) 129,373  143,369  179,381
 Advertising and promotion                       31,201   34,843   58,291
 Depreciation, amortization and operating
  rentals of property and equipment (Note 8)     24,993   30,247   38,112
 International investment research fees          25,719   30,023   39,328
 Administrative and general (Note 7)             49,899   57,124   83,487
                                               ________ ________ ________
                                                261,185  295,606  398,599
                                               ________ ________ ________

Income before income taxes and minority
 interests                                      121,193  143,693  187,471
Provision for income taxes (Note 4)              46,587   54,335   72,608
                                               ________ ________ ________
Income from consolidated companies               74,606   89,358  114,863
Minority interests in consolidated subsidiaries  13,455   12,900   16,410
                                               ________ ________ ________
Income before extraordinary charge               61,151   76,458   98,453
Extraordinary charge from early extinguishment
 of debt, net of income tax benefit (Note 7)         --   (1,049)      --
                                               ________ ________ ________
Net income                                     $ 61,151 $ 75,409 $ 98,453
                                               ________ ________ ________
                                               ________ ________ ________

Earnings per share, which were reduced $.01
 per share in 1995 because of the extraordinary
 charge                                        $   1.00 $   1.24 $   1.59
                                               ________ ________ ________
                                               ________ ________ ________












The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                             ______________________________
                                               1994       1995       1996
                                             ________   ________   ________
                                                     (in thousands)
Cash flows from operating activities
  Net income                                 $ 61,151   $ 75,409   $ 98,453
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization of
     property and equipment                    10,134     13,278     18,062
    Minority interests in consolidated
     subsidiaries                              13,455     12,900     16,410
    Increase in accounts receivable            (3,620)    (9,119)   (17,398)
    Liquidation of sponsored mutual funds
     held as trading securities                27,292         --         --
    Increase in accounts payable and accrued
     liabilities                                6,505      6,055     27,421
    Other changes in assets and liabilities    (3,058)     3,229     (1,792)
                                             ________   ________   ________
  Net cash provided by operating activities   111,859    101,752    141,156
                                             ________   ________   ________

Cash flows from investing activities
  Investments in sponsored mutual funds       (33,962)   (19,101)   (14,151)
  Proceeds from dispositions of sponsored
   mutual funds                                 5,192      6,846      3,580
  Partnership and other investments            (8,812)    (1,387)    (7,186)
  Distributions from partnership investments    1,563      2,076      7,201
  Additions to property and equipment         (17,431)   (23,906)   (58,771)
                                             ________   ________   ________
  Net cash used in investing activities       (53,450)   (35,472)   (69,327)
                                             ________   ________   ________

Cash flows from financing activities
  Purchases of stock                          (26,401)    (9,679)   (19,667)
  Receipts relating to stock issuances          3,497      4,455      5,061
  Dividends paid to stockholders              (15,085)   (18,259)   (24,058)
  Distributions to minority interests          (6,320)    (7,720)       (45)
  Debt payments                                  (302)   (12,613)        --
  Extraordinary charge from early
   extinguishment of debt                          --     (1,049)        --
                                             ________   ________   ________
  Net cash used in financing activities       (44,611)   (44,865)   (38,709)
                                             ________   ________   ________

Cash and cash equivalents
  Net increase during year                     13,798     21,415     33,120
  At beginning of year                         46,218     60,016     81,431
                                             ________   ________   ________
  At end of year                             $ 60,016   $ 81,431   $114,551
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

                         T. ROWE PRICE ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                      Capital             Unreal-
                             Common        in                ized     Total
                    Common    stock    excess            security    stock-
                     stock    - par    of par  Retained   holding  holders'
                  - shares    value     value  earnings     gains    equity
                __________  _______   _______  ________  ________  ________
Balance at
 December 31,
 1993           29,095,039  $ 5,819   $ 1,197  $183,592   $ 5,345  $195,953
Common stock
 issued under
 stock-based
 compensation
 plans             366,880       74     4,277                         4,351
Purchases of
 common stock     (892,500)    (179)   (3,539)  (22,831)            (26,549)
Net income                                       61,151              61,151
Dividends
 declared                                       (15,876)            (15,876)
Decrease in
 unrealized
 security
 holding gains                                             (2,791)   (2,791)
                __________  _______   _______  ________    ______  ________
Balance at
 December 31,
 1994           28,569,419    5,714     1,935   206,036     2,554   216,239
Common stock
 issued under
 stock-based
 compensation
 plans             465,553       93     5,555        (2)              5,646
Purchases of
 common stock     (369,500)     (74)   (4,578)   (8,789)            (13,441)
Net income                                       75,409              75,409
Dividends
 declared                                       (19,720)            (19,720)
Increase in
 unrealized
 security
 holding gains                                             10,099    10,099
                __________  _______   _______  ________   _______  ________
Balance at
 December 31,
 1995           28,665,472    5,733     2,912   252,934    12,653   274,232




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


                           Continued from prior page.


Common stock
 issued under
 stock-based
 compensation
 plans             782,307      156     6,979        (1)              7,134
2-for-1 stock
 split          28,570,012    5,714      (547)   (5,167)                 --
Purchases of
 common stock     (445,000)     (89)   (1,521)  (14,147)            (15,757)
Net income                                       98,453              98,453
Dividends
 declared                                       (25,506)            (25,506)
Increase in
 unrealized
 security
 holding gains                                              7,110     7,110
                __________  _______   _______  ________   _______  ________
Balance at
 December 31,
 1996           57,572,791  $11,514   $ 7,823  $306,566   $19,763  $345,666
                __________  _______   _______  ________   _______  ________
                __________  _______   _______  ________   _______  ________
















The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment products and to private accounts of other institutional and individual investors, primarily domiciled in the United States of America. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

BASIS OF PREPARATION.
The consolidated financial statements are prepared in accordance with generally accepted accounting principles which requires the use of estimates made by the Company's management. Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 presentation.

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

INVESTMENTS IN SPONSORED MUTUAL FUNDS.
The Company accounts for its investments in sponsored stock and bond mutual funds at fair value and, accordingly, classifies these holdings as either trading securities (held for only a short period of time) or available-for-sale securities. Unrealized holding gains on securities classified as available-for-sale are reported, net of income taxes, as a separate component of stockholders' equity.

CONCENTRATION OF CREDIT RISK.
Financial instruments which potentially expose the Company to concentrations of credit risk as defined by Statement of Financial Accounting Standards
(SFAS) No. 105 consist primarily of investments in sponsored money market and bond mutual funds and accounts receivable. Credit risk is believed to be minimal in that counterparties to these financial instruments have substantial assets, including the diversified investment portfolios under management by the Company which aggregate $99.4 billion at December 31, 1996.

PARTNERSHIP AND OTHER INVESTMENTS.
The Company's investments in various partnerships and ventures, including those sponsored by the Company, do not have a readily determinable fair value. These entities, which hold equity securities, venture capital investments and debt securities, are generally accounted for using the equity method which adjusts the Company's cost for its share of subsequent earnings or losses. Minor limited partnership investments are accounted for using the cost method.

PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following estimated useful lives: computer and communications equipment, 2 to 5 years; furniture and other equipment, 5 years; buildings, 30 to 40 years; leasehold improvements, the shorter of their estimated useful lives or the remainder of the lease term; and leased land, the 99-year term of the lease.

REVENUE RECOGNITION.
Investment advisory and administrative services fees are recognized when earned.

ADVERTISING.
Costs of advertising are expensed the first time that the advertising takes place.

EARNINGS PER SHARE.
Earnings per share is computed based on the weighted average number of common shares outstanding, including share equivalents arising from unexercised stock options. The aggregate weighted average shares outstanding used in computing earnings per share were 61,142,992 in 1994, 61,049,706 in 1995, and 61,941,949 in 1996.

                         T. ROWE PRICE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS.

Investments in sponsored money market mutual funds, which are classified as cash equivalents in the accompanying consolidated financial statements, aggregate $78,947,000 at December 31, 1995 and $112,251,000 at December 31,
1996.

The Company's investments in sponsored mutual funds held as available-for-sale at December 31 include:

                                                      Aggregate
                           Aggregate   Unrealized       fair
                             cost     holding gains     value
                          _________  ______________  _________
                                     (in thousands)
         1995
         ___________
         Stock funds       $ 70,872      $17,345      $ 88,217
         Bond funds          30,856        2,533        33,389
                           ________      _______      ________
         Total             $101,728      $19,878      $121,606
                           ________      _______      ________
                           ________      _______      ________

         1996
         ___________
         Stock funds       $ 84,282      $29,278      $113,560
         Bond funds          27,871        1,979        29,850
                           ________      _______      ________
         Total             $112,153      $31,257      $143,410
                           ________      _______      ________
                           ________      _______      ________

Dividends earned on the Company's investments in sponsored mutual funds aggregated $5,644,000 in 1994, $9,845,000 in 1995, and $12,293,000 in 1996.
The Company recognized net losses of $1,306,000 in 1994 and $146,000 in 1996, and a net gain of $473,000 in 1995 from dispositions and write-downs of fund investments.

The Company provides investment advisory and administrative services to the
T. Rowe Price family of mutual funds which had aggregate net assets under management at December 31, 1996 of $64.4 billion. All services rendered by the Company are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to periodic review and approval by each of the funds' boards of directors and, with respect to investment advisory contracts, also by the funds' shareholders. Revenues derived from services rendered to the sponsored mutual funds were $274,618,000 in 1994, $318,276,000 in 1995, and $423,019,000 in 1996.

Accounts receivable from the sponsored mutual funds aggregate $30,029,000 and $37,994,000 at December 31, 1995 and 1996, respectively.

NOTE 2 - PROPERTY AND EQUIPMENT.

Property and equipment at December 31 consists of:

                                                          1995      1996
                                                        ________  ________
                                                          (in thousands)

Computer and communications equipment                   $ 52,266  $ 77,442
Building and leasehold improvements                       25,277    50,166
Furniture and other equipment                             18,207    19,161
Land owned and leased                                     10,236    11,611
                                                        ________  ________
                                                         105,986   158,380
Accumulated depreciation and amortization                (45,764)  (57,173)
                                                        ________  ________
                                                        $ 60,222  $101,207
                                                        ________  ________
                                                        ________  ________

The Company has entered into an agreement for the construction of two, 105,000 square foot, four-story office buildings and two, three-deck parking garages for an aggregate price not to exceed $38,065,000. Building and leasehold improvements at December 31, 1996 include $17,142,000 for in-progress construction of these facilities which are expected to be completed in August 1997.

NOTE 3 - GOODWILL.

Goodwill of $7,937,000 arising from a 1992 acquisition is being amortized over 11 years using the straight-line method. Accumulated amortization aggregates $2,483,000 at December 31, 1995 and $3,228,000 at December 31, 1996.

NOTE 4 - INCOME TAXES.

The provision for income taxes consists of:

                                                1994      1995        1996
                                              ________  ________   ________
                                                      (in thousands)
 Current income taxes
   Federal and foreign                        $ 42,635  $ 46,350   $ 63,399
   State and local                               6,184     7,274      9,531
 Deferred income taxes (tax benefits)           (2,232)      711       (322)
                                              ________  ________   ________
                                              $ 46,587  $ 54,335   $ 72,608
                                              ________  ________   ________
                                              ________  ________   ________

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Significant temporary differences resulted in deferred income taxes of $944,000 in 1995 related to accrued compensation and retirement costs and $1,139,000 in 1996 related to RPFI's undistributed earnings. Deferred tax benefits arising from significant temporary differences include $1,712,000 in 1994 and $1,614,000 in 1996 related to accrued compensation and retirement costs.

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

The net deferred tax liability of $8,942,000 included in income taxes payable at December 31, 1996 consists of total deferred tax liabilities of $14,201,000 and total deferred tax assets of $5,259,000. Deferred tax liabilities include $2,614,000 arising from RPFI's undistributed earnings and $11,154,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $4,315,000 arising from deferred compensation and retirement costs.

Cash outflows from operating activities include income taxes paid of $49,686,000 in 1994, $52,956,000 in 1995, and $64,975,000 in 1996.

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate.

                                                  1994     1995      1996
                                                 ______   ______    ______
 Statutory federal income tax rate                35.0%    35.0%     35.0%
 State income taxes, net of federal tax benefits   3.1      3.3       3.4
 Other items                                        .3      (.5)       .3
                                                 ______   ______    ______
 Effective income tax rate                        38.4%    37.8%     38.7%
                                                 ______   ______    ______
                                                 ______   ______    ______

NOTE 5 - COMMON STOCK AND STOCK-BASED COMPENSATION PLANS.

SHARES AUTHORIZED AND ISSUED.

A 2-for-1 split of the Company's common stock was effected at the close of business on April 30, 1996. In conjunction with the stock split, the Company's authorized common shares were increased proportionately from 100,000,000 to 200,000,000. Earnings per-share data in the accompanying consolidated financial statements and all per-share and share data in these notes have been adjusted to give retroactive effect to the stock split.

At December 31, 1996, the Company had reserved 21,548,859 shares of its unissued common stock for issuance upon the exercise of stock options and 840,000 shares for issuance under a plan whereby substantially all employees may acquire shares of Company stock through payroll deductions at prevailing market prices.

The Company's board of directors has authorized the future repurchase of up to 2,700,000 common shares at December 31, 1996. Accounts payable and accrued expenses includes $3,910,000 at December 31, 1995 for pending settlements of common stock repurchases.

DIVIDENDS.

The Company declared cash dividends per share of $.275 in 1994, $.345 in 1995 and $.445 in 1996.

FIXED STOCK OPTION PLANS.

The Company has five stock-based compensation plans (the 1986, 1990, 1993 and 1996 Stock Incentive Plans and the 1995 Director Stock Option Plan) under which it has granted fixed stock options with a maximum term of 10 years to its employees and directors. Vesting of employee options is based solely on the individual continuing to render service to the Company and generally occurs over a 5-year graded schedule. The exercise price of each option granted is equivalent to the market price of the Company's stock at the date of grant. The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option awards. Accordingly, the Company has not recognized any related compensation expense in its consolidated statements of income.

The following table summarizes the status of and changes in the Company's stock option plans during the past three years.

                               Weighted-               Weighted-
                                average                 average
                               exercise      Options   exercise
                     Options     price     exercisable   price
                    _________ __________   ___________ _________
Outstanding at
 beginning of 1994  9,048,630   $ 8.55
Granted             2,463,000    16.13
Exercised            (774,784)    5.08
Forfeited            (346,000)    9.12
                   __________   ______
Outstanding at
 end of 1994       10,390,846    10.58      3,979,826     $7.24
                                            _________    ______
                                            _________    ______
Granted             2,483,000    26.03
Exercised          (1,031,042)    6.01
Forfeited            (192,220)   12.76
                   __________   ______
Outstanding at
 end of 1995       11,650,584    14.24      4,924,384     $8.53
                                            _________    ______
                                            _________    ______
Granted             1,913,000    35.88
Exercised            (939,925)    7.28
Forfeited            (262,600)   18.04
                   __________   ______
Outstanding at
 end of 1996       12,361,059   $18.04      5,748,859    $10.92
                   __________   ______      _________    ______
                   __________   ______      _________    ______


Additional information regarding stock options outstanding at December 31, 1996 follows.

                                            Weighted-
                                             average
                                Weighted-   remaining              Weighted-
                                 average   contractual              average
   Range of                     exercise    life (in               exercise
exercise prices   Outstanding     price      years)    Exercisable   price
_____________________________  __________  ___________ ___________ _________
$2.6875 to 3.96875   635,045     $ 3.68        3.0        635,045   $ 3.68
   4.25 to 5.6875    786,344       5.41        2.4        786,344     5.41
   8.50 to 9.375   2,435,620       9.01        5.4      2,122,820     8.95
14.0625 to 19.1875 4,242,400      15.20        7.4      1,816,000    14.89
 22.875 to 28.50   2,376,650      26.13        8.8        388,650    26.06
  36.00            1,885,000      36.00        9.9              0       --
                  __________     ______       ____      _________   ______
$2.6875 to 36.00  12,361,059     $18.04        7.1      5,748,859   $10.92
                  __________     ______       ____      _________   ______
                  __________     ______       ____      _________   ______

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to 1994. Accordingly, the Company estimated the grant-date fair value of each option awarded in 1995 and 1996 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.6%, expected volatility of 27%, risk-free interest rate of 5.8%, and expected lives of 5.3 years in 1995 and 5.1 years in 1996. Had 1995 and 1996 compensation cost been determined including the weighted-average estimate of the fair value of each option granted of $7.85 in 1995 and $10.65 in 1996, the Company's net income would be reduced to pro forma amounts of $74,473,000 in 1995 and $92,825,000 in 1996. Pro forma earnings per share would be $1.22 in 1995 and $1.50 in 1996. These pro forma disclosures are not representative of the effects on reported net income and earnings per share for future years because the option grants were primarily made in the fourth quarter of each year, options vest over several years, and additional awards generally are made each year.

NOTE 6 - EMPLOYEE RETIREMENT PLANS.

The Company terminated its defined benefit pension plan on September 30, 1996 and expects to settle all accumulated benefit obligations with plan participants in the first half of 1997. Net plan assets exceed accumulated benefit obligations at December 31, 1996. Additionally, the Company sponsors two defined contribution retirement plans. Net retirement plans expense was $8,702,000 in 1994, $8,985,000 in 1995, and $10,048,000 in 1996.

NOTE 7 - BORROWING FACILITIES.

A maximum of $20,000,000 is available to the Company under unused bank lines of credit at December 31, 1996.

In September 1995, the Company extinguished the $12,375,000 balance of its 9.77% promissory note due in 2001 and recognized an extraordinary charge of $1,049,000. Interest expense on this debt was $1,246,000 in 1994 and $908,000 in 1995.

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES.

The Company leases office facilities and equipment under noncancelable operating leases. Related rent expense was $14,859,000 in 1994, $16,969,000 in 1995, and $20,050,000 in 1996. Future minimum rental payments under these leases aggregate $11,142,000 in 1997, $9,251,000 in 1998, $6,108,000 in 1999,
$5,678,000 in 2000, $5,743,000 in 2001, and $26,073,000 in later years.

At December 31, 1996, the Company had outstanding commitments to invest an additional $9,118,000 in various investment partnerships and ventures.

Consolidated stockholders' equity at December 31, 1996 includes $54,397,000 which is restricted as to use under various regulations and agreements to which the Company and its subsidiaries are subject in the ordinary course of business.

From time to time, the Company is a party to various claims arising in the ordinary course of business. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

                                                  Per-share
                                   Income be-    income be-
                                   fore extra-   fore extra-
                                    ordinary      ordinary
                      Revenues       charge        charge    Net income
                      _________    ___________   __________  __________
                          (in thousands except per-share amounts)
      1995
      ___________
      1st quarter     $ 97,846       $14,991        $.25       $14,991
      2nd quarter     $104,789       $18,222        $.30       $18,222
      3rd quarter     $113,226       $21,551        $.35       $20,502
      4th quarter     $123,438       $21,694        $.35       $21,694


      1996
      ___________
      1st quarter     $132,412       $20,419        $.33       $20,419
      2nd quarter     $143,688       $24,450        $.40       $24,450
      3rd quarter     $150,150       $25,948        $.42       $25,948
      4th quarter     $159,820       $27,636        $.44       $27,636

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item as to the identification of the Company's executive officers and other significant employees is contained as a separate item at the end of Part I of this Form 10-K Annual Report. The balance of the information required by this item as to the Company's directors and executive officers appears in the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by Items 11. through 13. appears in the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report.
   1.  Financial Statements:  See index at Item 8 of Part II.
   2.  Financial Statement Schedules:  Not applicable.
   3. The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K. Exhibits 10.08 through 10.13 are compensatory plan arrangements.

        3.(i) Composite Restated Charter of T. Rowe Price Associates, Inc. as of April 12, 1996. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 1996; Accession No. 0000080255-96-000224)

        3.(ii) Amended and Restated By-Laws of T. Rowe Price Associates,
               Inc. as of April 7, 1993. (Incorporated by reference from Form 10-Q Report for the quarterly period ended September 30, 1995; Accession No. 0000080255-95-000083)

       10.01 Form of Investment Management Agreement with each of the T. Rowe Price Funds. (Incorporated by reference from Form N-1A; Accession No. 0000216907-97-000005)

       10.02 Transfer Agency and Service Agreement dated as of January 1, 1997 between each of the T. Rowe Price Funds and T. Rowe Price Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 0000216907-97-000005)

       10.03 Agreement dated January 1, 1997 between T. Rowe Price Retirement Plan Services, Inc. and each of the T. Rowe Price Taxable Funds. (Incorporated by reference from Form N-1A; Accession No. 0000216907-97-000005)

       10.04 Form of Underwriting Agreement between each of the T. Rowe Price Funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 0000216907-97-000005)

       10.05 Contract of Sale and Option dated September 29, 1995 between McDonogh School, Incorporated and TRP Suburban Second, Inc. (Incorporated by reference from the 1995 Annual Report on Form 10-K; Accession No. 0000080255-96-000219)

       10.06 Agreement between TRP Suburban Second, Inc. and Riparius Construction, Inc. as Construction Manager and Constructor (Incorporated by reference from Form SE to the Form 10-Q for the quarterly period ended March 31, 1996; CIK 0000080255)

       10.07 Office Lease dated as of July 27, 1989 between 100 East Pratt Street Limited Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from the 1989 Annual Report on Form 10-K [File No. 0-14282])

       10.08 1986 Employee Stock Purchase Plan of T. Rowe Price Associates, Inc. as Amended to April 5, 1990. (Incorporated by reference from Exhibit A to the Definitive Proxy Statement for the 1990 Annual Meeting of Stockholders which is included in the 1989 Annual Report on Form 10-K [File No. 0-14282])

       10.09 T. Rowe Price Associates, Inc. 1986 Stock Incentive Plan. (Incorporated by reference from Form S-1 Registration Statement [File No. 33-3398])

       10.10 T. Rowe Price Associates, Inc. 1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573])

       10.11 T. Rowe Price Associates, Inc. 1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568])

       10.12 T. Rowe Price Associates, Inc. 1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 000933259-95-000009; CIK 0000080255)

       10.13 T. Rowe Price Associates, Inc. 1996 Stock Incentive Plan (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031; CIK 0000080255)

       21      Subsidiaries of T. Rowe Price Associates, Inc.

       23      Consent of Independent Accountants, Price Waterhouse LLP.

       27      Financial Data Schedule.

(b)  Reports on Form 8-K.

   None were filed during the three months ended December 31, 1996.


SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

T. Rowe Price Associates, Inc.

By: /s/ George J. Collins, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997.

/s/ George J. Collins, Chief Executive Officer and Director
/s/ George A. Roche, Chief Financial Officer and Director
/s/ James E. Halbkat, Jr., Director
/s/ Henry H. Hopkins, Director
/s/ James A.C. Kennedy, Director
/s/ John H. Laporte, Director
/s/ Richard L. Menschel, Director
/s/ William T. Reynolds, Director
/s/ James S. Riepe, Director
/s/ John W. Rosenblum, Director
/s/ Robert L. Strickland, Director
/s/ M. David Testa, Director
/s/ Philip C. Walsh, Director
/s/ Anne Marie Whittemore, Director
/s/ Alvin M. Younger, Jr., Principal Accounting Officer