Form 10-Q
period 1997-03-31
PRICE T ROWE ASSOCIATES INC /MD/
filed 1997-05-12
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  MARCH 31, 1997.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 57,920,848 SHARES AT MAY 6, 1997.

Exhibit index is at Item 6(a) on page 11.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                        12/31/96  03/31/97
                                                        ________  ________
ASSETS
Cash and cash equivalents                               $114,551  $133,262
Accounts receivable                                       73,239    75,248
Investments in sponsored mutual funds held as
 available-for-sale securities                           143,410   144,171
Partnership and other investments                         25,161    26,063
Property and equipment                                   101,207   108,674
Goodwill and other assets                                 21,266    16,684
                                                        ________  ________
                                                        $478,834  $504,102
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 31,529  $ 33,420
 Accrued compensation and retirement costs                41,523    30,659
 Income taxes payable                                     14,464    26,039
 Dividends payable                                         7,484     7,524
 Minority interests in consolidated subsidiaries          38,168    42,872
                                                        ________  ________
     Total liabilities                                   133,168   140,514
                                                        ________  ________

Commitments and contingent liabilities

Stockholders' equity
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  200,000,000 shares; issued 57,572,791 shares
  in 1996 and 57,827,919 shares in 1997                   11,514    11,566
 Capital in excess of par value                            7,823     7,787
 Retained earnings                                       306,566   325,494
 Unrealized security holding gains                        19,763    18,741
                                                        ________  ________
     Total stockholders' equity                          345,666   363,588
                                                        ________  ________
                                                        $478,834  $504,102
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)


                                                        Three months ended
                                                       ___________________
                                                       03/31/96   03/31/97
                                                       ________   ________

Revenues
  Investment advisory fees                             $100,006   $129,297
  Administrative fees                                    28,126     35,135
  Investment and other income                             4,280      3,527
                                                       ________   ________
                                                        132,412    167,959
                                                       ________   ________

Expenses
  Compensation and related costs                         41,986     54,078
  Advertising and promotion                              16,070     17,457
  Depreciation, amortization and operating
   rentals of property and equipment                      8,092     10,099
  International investment research fees                  9,034     10,957
  Administrative and general                             18,292     21,027
                                                       ________   ________
                                                         93,474    113,618
                                                       ________   ________

Income before income taxes and minority interests        38,938     54,341
Provision for income taxes                               15,157     21,124
                                                       ________   ________
Income from consolidated companies                       23,781     33,217
Minority interests in consolidated subsidiaries           3,362      4,670
                                                       ________   ________
Net income                                             $ 20,419   $ 28,547
                                                       ________   ________
                                                       ________   ________

Earnings per share                                     $    .33   $    .45
                                                       ________   ________
                                                       ________   ________

Dividends declared per share                           $   .105   $    .13
                                                       ________   ________
                                                       ________   ________

Weighted average shares outstanding, including
 share equivalents arising from unexercised
 stock options                                           61,493     63,541
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Three months ended
                                                       __________________
                                                       03/31/96  03/31/97
                                                       ________  ________
Cash flows from operating activities
  Net income                                           $ 20,419  $ 28,547
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization of property
    and equipment                                         3,513     5,071
    Minority interests in consolidated subsidiaries       3,362     4,670
    Increase in accounts receivable                      (7,766)   (2,009)
    Change in accounts payable and accrued liabilities    3,884    (4,858)
    Increase in accrued income taxes payable             13,386    15,031
    Other changes in assets and liabilities              (1,620)     (875)
                                                       _________ ________
  Net cash provided by operating activities              35,178    45,577
                                                       ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                  (1,365)   (2,292)
  Partnership and other investments                      (1,049)      (79)
  Additions to property and equipment                    (7,499)  (14,247)
                                                       ________  ________
  Net cash used in investing activities                  (9,913)  (16,618)
                                                       ________  ________

Cash flows from financing activities
  Purchases of stock                                    (13,116)   (6,465)
  Receipts relating to stock issuances                      734     3,701
  Dividends paid to stockholders                         (6,036)   (7,484)
  Distributions to minority interests                       (45)       --
                                                       ________  ________
  Net cash used in financing activities                 (18,463)  (10,248)
                                                       ________  ________

Cash and cash equivalents
  Net increase during period                              6,802    18,711
  At beginning of period                                 81,431   114,551
                                                       ________  ________
  At end of period                                     $ 88,233  $133,262
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

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment products and to private accounts of other institutional and individual investors. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. At March 31, 1997, the Company's assets under management totaled $102.9 billion, including $66.7 billion in the Price funds.

The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The unaudited interim financial information contained in the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1996 Annual Report to Stockholders.

NOTE 2 - STOCKHOLDERS' EQUITY.

The following table details the changes in stockholders' equity (dollars in thousands) during the first three months of 1997.

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

Balance at
 December 31,
 1996           57,572,791  $11,514   $ 7,823  $306,566   $19,763  $345,666
Common stock
 issued under
 stock-based
 compensation
 plans             460,128       92     6,522                         6,614
Purchases of
 common stock     (205,000)     (40)   (6,558)   (2,095)             (8,693)
Net income                                       28,547              28,547
Dividends
 declared                                        (7,524)             (7,524)
Decrease in
 unrealized
 security
 holding gains                                             (1,022)   (1,022)
                __________  _______   _______  ________   _______  ________
Balance at
 March 31,
 1997           57,827,919  $11,566   $ 7,787  $325,494   $18,741  $363,588
                __________  _______   _______  ________   _______  ________
                __________  _______   _______  ________   _______  ________

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Associates, Inc. and its subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 1996 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, of cash flows, and of stockholders' equity for the year then ended (not presented herein), and in our report dated January 24, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ PRICE WATERHOUSE LLP

Baltimore, Maryland
May 9, 1997


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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment products which meet the varied needs and objectives of its individual and institutional investors. During 1996 and 1997, there have been significant net cash inflows to the stock mutual funds, particularly the domestic funds. At March 31, 1997, total assets under management were $102.9 billion, including $66.7 billion in the Funds. Equity investments comprise approximately two-thirds of total assets under management.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 VERSUS 1996.

Net income increased $8.1 million or 40% to $28.5 million or $.45 per share from $20.4 million or $.33 per share. Total revenues increased 27% from $132.4 million to a record quarterly total of nearly $168.0 million, led by an increase of $29.3 million in investment advisory fees.

Investment advisory revenues from the Funds increased $22.0 million as average fund assets under management rose $15.5 billion to $67.0 billion. Fund assets totaled $66.7 billion at March 31, 1997, just under the quarterly average, but up $2.3 billion from December 31, 1996, with stock funds accounting for $2.0 billion of the increase. Net cash inflows to the Funds during the first quarter totaled nearly $3.4 billion, more than $200 million greater than the previous record set in the first quarter of 1996. Advisory fees from private accounts and other sponsored products contributed the balance of the investment advisory revenue gains which were split almost equally between domestic and international products. These assets under management rose to $36.2 billion at March 31, 1997, up $1.2 billion from December 31, 1996 and more than $7.7 billion from March 31, 1996. Total assets under management at quarter end crossed the $100 billion mark for the first time closing the quarter at $102.9 billion, up from $99.4 billion at December 31, 1996 and $82.0 billion at March 31, 1996.

Administrative fees, primarily from services to the Funds and their shareholders, grew $7.0 million to $35.1 million; however, increases in related operating expenses more than offset these revenue gains. Investment income declined nearly $.8 million due to lower earnings recognized from partnership investments.

Operating expenses increased 22% or more than $20.1 million to $113.6 million. Greater compensation and related costs, which were up $12.1 million, were attributable to a 30% increase in the number of employees during the past 12 months, primarily to support the Company's growing administrative services and data processing operations, and to higher rates of pay including performance-related compensation accruals. Advertising and promotion expenditures were up modestly from both the first and fourth quarters of 1996 due to strong investor interest in stock mutual funds. Depreciation, amortization and operating rentals of property and equipment was up 25% or $2.0 million due to expansion of facilities and recent equipment acquisitions, primarily investments in technology assets. International investment research fees increased 21% or $1.9 million as international assets under management by Rowe Price - Fleming International
(RPFI) rose to $29.8 billion at March 31, 1997. Administrative and general expenses increased $2.7 million due mainly to greater costs of the Company's growing data processing and communications capabilities.

Increased earnings by RPFI on greater assets under management was the primary reason for the increase in minority interests in consolidated subsidiaries.

FORWARD-LOOKING INFORMATION.

Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-Q Quarterly Report, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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


PART II.  OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1997 annual meeting of the Company's stockholders was held on April 17, 1997. The Company's proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 57,752,569 as of the record date of February 14, 1997.

Management's 15 nominees for the Board of Directors were elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and have qualified. The tabulation of votes was:

         Nominee                    For              Withheld
         ________________           __________       _________

         G.J. Collins               51,664,386         724,927
         J.E. Halbkat, Jr.          51,687,045         702,268
         H.H. Hopkins               51,663,081         726,232
         J.A.C. Kennedy             51,666,326         722,987

         Nominee                    For              Withheld
         ________________           __________       _________

         J.H. Laporte               51,672,072         717,241
         R.L. Menschel              51,357,929       1,031,384
         W.T. Reynolds              51,673,869         715,444
         J.S. Riepe                 51,670,570         718,743
         G.A. Roche                 51,666,390         722,923
         B.C. Rogers                51,667,603         721,710
         J.W. Rosenblum             51,685,001         704,312
         R.L. Strickland            51,680,482         708,831
         M.D. Testa                 50,509,223       1,880,090
         P.C. Walsh                 51,634,384         754,929
         A.M. Whittemore            51,689,092         700,221

ITEM 5.  OTHER INFORMATION.

On April 17, 1997, the Company's board of directors elected George A. Roche President and Chairman of the Board. James S. Riepe was elected Vice Chairman and M. David Testa was elected Vice Chairman and Chief Investment Officer. Alvin M. Younger, Jr. was appointed Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

   3 (ii) - Amended and Restated By-Laws of T. Rowe Price Associates, Inc. as of April 17, 1997

   15     -  Letter from Price Waterhouse LLP, independent accountants, re unaudited interim financial information.

   27     -  Financial Data Schedule.

All other items are omitted because they are not applicable or the answers are none.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 1997.

T. Rowe Price Associates, Inc.



/s/ Alvin M. Younger, Jr.,  Chief Financial & Accounting Officer