Form 10-Q
period 1997-06-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 1997-07-25
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  JUNE 30, 1997.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 58,059,369 SHARES AT JULY 23, 1997.

Exhibit index is at Item 6(a) on page 11.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                        12/31/96  06/30/97
                                                        ________  ________
ASSETS
Cash and cash equivalents                               $114,551  $134,286
Accounts receivable                                       73,239    83,421
Investments in sponsored mutual funds held as
 available-for-sale securities                           143,410   166,634
Partnership and other investments                         25,161    23,573
Property and equipment                                   101,207   122,495
Goodwill and other assets                                 21,266    15,260
                                                        ________  ________
                                                        $478,834  $545,669
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 31,529  $ 36,376
 Accrued compensation and retirement costs                41,523    46,324
 Income taxes payable                                     14,464    14,212
 Dividends payable                                         7,484     7,537
 Minority interests in consolidated subsidiaries          38,168    40,870
                                                        ________  ________
     Total liabilities                                   133,168   145,319
                                                        ________  ________

Commitments and contingent liabilities

Stockholders' equity
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  200,000,000 shares; issued 57,572,791 shares
  in 1996 and 57,978,854 shares in 1997                   11,514    11,596
 Capital in excess of par value                            7,823     9,922
 Retained earnings                                       306,566   350,837
 Unrealized security holding gains                        19,763    27,995
                                                        ________  ________
     Total stockholders' equity                          345,666   400,350
                                                        ________  ________
                                                        $478,834  $545,669
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)

                                       Three months      Six months
                                           ended            ended
                                         June 30,         June 30,
                                     __________________________________
                                       1996    1997     1996     1997
                                     ________ ________________ ________

Revenues
  Investment advisory fees          $109,702 $141,549 $209,708 $270,846
  Administrative fees                 29,968   34,694   58,094   69,829
  Investment and other income          4,018    3,845    8,298    7,372
                                    ________ ________ ________ ________
                                     143,688  180,088  276,100  348,047
                                    ________ ________ ________ ________

Expenses
  Compensation and related costs      43,165   55,788   85,151  109,866
  Advertising and promotion           14,353   13,742   30,423   31,199
  Depreciation, amortization and
   operating rentals of property
   and equipment                       9,036   11,149   17,128   21,248
  International investment
   research fees                       9,680   11,782   18,714   22,739
  Administrative and general          20,222   24,545   38,514   45,572
                                    ________ ________ ________ ________
                                      96,456  117,006  189,930  230,624
                                    ________ ________ ________ ________

Income before income taxes and
 minority interests                   47,232   63,082   86,170  117,423
Provision for income taxes            18,416   24,162   33,573   45,286
                                    ________ ________ ________ ________
Income from consolidated companies 28,816 38,920 52,597 72,137 Minority interests in consolidated
 subsidiaries                          4,366    5,138    7,728    9,808
                                    ________ ________ ________ ________

Net income                          $ 24,450 $ 33,782 $ 44,869 $ 62,329
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Earnings per share                  $    .40 $    .53 $    .73 $    .98
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Dividends declared per share        $   .105 $    .13 $    .21 $    .26
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Weighted average shares outstanding,
 including share equivalents arising
 from unexercised stock options       61,774   63,514   61,633   63,527
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Six months ended
                                                       __________________
                                                       06/30/96  06/30/97
                                                       ________  ________
Cash flows from operating activities
  Net income                                           $ 44,869  $ 62,329
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization of property
    and equipment                                         7,575    11,102
    Minority interests in consolidated subsidiaries       7,728     9,808
    Increase in accounts receivable                      (9,424)  (10,182)
    Increase in accounts payable and accrued liabilities 19,396    10,514
    Other changes in assets and liabilities              (1,526)      669
                                                       _________ ________
  Net cash provided by operating activities              68,618    84,240
                                                       ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                  (4,520)  (10,026)
  Partnership and other investments                      (2,808)   (3,432)
  Distributions from partnership investments              1,141     5,696
  Additions to property and equipment                   (20,770)  (29,827)
                                                       ________  ________
  Net cash used in investing activities                 (26,957)  (37,589)
                                                       ________  ________

Cash flows from financing activities
  Purchases of stock                                    (17,774)   (9,655)
  Receipts relating to stock issuances                    1,703     5,117
  Dividends paid to stockholders                        (12,031)  (15,008)
  Distributions to minority interests                       (45)   (7,370)
                                                       ________  ________
  Net cash used in financing activities                 (28,147)  (26,916)
                                                       ________  ________

Cash and cash equivalents
  Net increase during period                             13,514    19,735
  At beginning of year                                   81,431   114,551
                                                       ________  ________
  At end of period                                     $ 94,945  $134,286
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

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment products and to private accounts of other institutional and individual investors. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. At June 30, 1997, the Company's assets under management totaled $116.9 billion, including $75.3 billion in the Price funds.

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

NOTE 2 - STOCKHOLDERS' EQUITY.

The following table details the changes in stockholders' equity (dollars in thousands) during the first six months of 1997.

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

Balance at
 December 31,
 1996           57,572,791  $11,514   $ 7,823  $306,566   $19,763  $345,666
Common stock
 issued under
 stock-based
 compensation
 plans             636,063      128     8,711                         8,839
Purchases of
 common stock     (230,000)     (46)   (6,612)   (2,997)             (9,655)
Net income                                       62,329              62,329
Dividends
 declared                                       (15,061)            (15,061)
Increase in
 unrealized
 security
 holding gains                                              8,232     8,232
                __________  _______   _______  ________   _______  ________
Balance at
 June 30,
 1997           57,978,854  $11,596   $ 9,922  $350,837   $27,995  $400,350
                __________  _______   _______  ________   _______  ________
                __________  _______   _______  ________   _______  ________

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Associates, Inc. and its subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income and of cash flows for the three- and six-month periods ended June 30, 1996 and 1997. These financial statements are the responsibility of the company's management.

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

Baltimore, Maryland
July 23, 1997


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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment products which meet the varied needs and objectives of its individual and institutional investors. During 1996 and 1997, there have been significant net cash inflows to the stock mutual funds, particularly the domestic funds. At June 30, 1997, total assets under management were $116.9 billion, including $75.3 billion in the Funds. Equity investments comprise approximately 70% of total assets under management.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 VERSUS 1996.

Net income increased $9.3 million or 38% to $33.8 million or $.53 per share from $24.5 million or $.40 per share. Total revenues increased 25% from $143.7 million to a record quarterly total of $180.1 million, led by an increase of more than $31.8 million in investment advisory fees.

Investment advisory revenues from the Funds increased $20.8 million as average fund assets under management were up $14.1 billion to $70.1 billion. Fund assets totaled $75.3 billion at June 30, 1997, up $5.2 billion over the quarterly average and up almost $8.7 billion from March 31, 1997, with stock funds accounting for most of the increase. Net cash inflows to the Funds during the second quarter totaled $1.9 billion. Advisory fees from private accounts and other sponsored products contributed the balance of the investment advisory revenue gains. These assets under management rose to $41.6 billion at June 30, 1997, up $5.3 billion from March 31, 1997 and almost $6.6 billion from December 31, 1996. Total assets under management closed the quarter at $116.9 billion, up from $102.9 billion at March 31, 1997 and $99.4 billion at December 31, 1996.

Administrative fees, primarily from services to the Funds and their shareholders, grew $4.7 million to $34.7 million; however, increases in related operating expenses more than offset these revenue gains. Investment income declined nearly $.2 million due to lower earnings recognized from partnership investments.

Operating expenses increased 21% or almost $20.6 million to $117.0 million. Greater compensation and related costs of $12.6 million were attributable to a 22% increase in the number of employees during the past twelve months, primarily to support the Company's growing administrative services and data processing operations, and to higher rates of pay including performance-related compensation accruals. Advertising and promotion expenditures were slightly lower than the prior year's quarter. Depreciation, amortization and operating rentals of property and equipment was up 23% or $2.1 million due to expansion of facilities and recent equipment acquisitions, primarily investments in technology assets. International investment research fees increased $2.1 million as international assets under management by Rowe Price-Fleming International (RPFI) rose to $33.8 billion at June 30, 1997. Administrative and general expenses increased $4.3 million due mainly to greater costs associated with the Company's growing administrative operations including data processing and communications capabilities.

Increased earnings by RPFI on greater assets under management was responsible for the increase in minority interests in consolidated subsidiaries.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 VERSUS 1996.

Net income increased $17.5 million or 39% to $62.3 million or $.98 per share from $44.9 million or $.73 per share. Total revenues increased 26% from $276.1 million to a record quarterly total of more than $348 million, led by an increase of more than $61.1 million in investment advisory fees.

Investment advisory revenues from the Funds increased more than $42.8 million as average fund assets under management rose $14.9 billion to $68.6 billion. Net cash inflows to the Funds during the first six months of 1997 totaled $5.3 billion. Advisory fees from private accounts and other sponsored products contributed the balance of the investment advisory revenue gains.

Administrative fees, primarily from services to the Funds and their shareholders, grew $11.7 million to $69.8 million; however, increases in related operating expenses more than offset these revenue gains. Investment income declined $.9 million due to lower earnings recognized from partnership investments.

Operating expenses increased 21% or $40.7 million to $230.6 million. Greater compensation and related costs were attributable to increases in the number of employees and to higher rates of pay including performance-related compensation accruals. Advertising and promotion expenditures were up 3% or nearly $.8 million versus the first six months of 1996. Depreciation, amortization and operating rentals of property and equipment was up $4.1 million due to expansion of facilities and recent equipment acquisitions, primarily investments in technology assets. International investment research fees increased $4.0 million based on the higher international assets under management by RPFI. Administrative and general expenses increased almost $7.1 million due mainly to greater costs of the Company's growing administrative operations including data processing and communications capabilities.

Increased earnings by RPFI on greater assets under management was responsible for the increase in minority interests in consolidated subsidiaries.

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

   3 (ii) - Amended and Restated By-Laws of T. Rowe Price Associates, Inc. as of April 17, 1997.

   15     -  Letter from Price Waterhouse LLP, independent accountants, re unaudited interim financial information.

   27     -  Financial Data Schedule.

All other items are omitted because they are not applicable or the answers are none.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 24, 1997.

T. Rowe Price Associates, Inc.



/s/ Alvin M. Younger, Jr.,  Chief Financial & Accounting Officer