Form 10-Q
period 1997-09-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 1997-10-20
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  SEPTEMBER 30, 1997.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 58,457,825 SHARES AT OCTOBER 16, 1997.

Exhibit index is at Item 6(a) on page 11.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                        12/31/96  09/30/97
                                                        ________  ________
ASSETS
Cash and cash equivalents                               $114,551  $180,727
Accounts receivable                                       73,239    87,888
Investments in sponsored mutual funds held as
 available-for-sale securities                           143,410   176,149
Partnership and other investments                         25,161    24,275
Property and equipment                                   101,207   132,744
Goodwill and other assets                                 21,266    16,323
                                                        ________  ________
                                                        $478,834  $618,106
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 31,529  $ 31,737
 Accrued compensation and retirement costs                41,523    66,454
 Income taxes payable                                     14,464    17,760
 Dividends payable                                         7,484     7,586
 Minority interests in consolidated subsidiaries          38,168    46,196
                                                        ________  ________
     Total liabilities                                   133,168   169,733
                                                        ________  ________

Commitments and contingent liabilities

Stockholders' equity
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  200,000,000 shares; issued 57,572,791 shares
  in 1996 and 58,366,912 shares in 1997                   11,514    11,673
 Capital in excess of par value                            7,823    18,249
 Retained earnings                                       306,566   384,588
 Unrealized security holding gains                        19,763    33,863
                                                        ________  ________
     Total stockholders' equity                          345,666   448,373
                                                        ________  ________
                                                        $478,834  $618,106
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)

                                       Three months      Nine months
                                           ended            ended
                                       September 30,    September 30,
                                     __________________________________
                                       1996    1997     1996     1997
                                     ________ ________________ ________

Revenues
  Investment advisory fees          $118,765 $158,233 $328,473 $429,079
  Administrative fees                 28,654   37,533   86,748  107,362
  Investment and other income          2,731    4,003   11,029   11,375
                                    ________ ________ ________ ________
                                     150,150  199,769  426,250  547,816
                                    ________ ________ ________ ________

Expenses
  Compensation and related costs      46,691   59,944  131,842  169,810
  Advertising and promotion           11,347   13,419   41,770   44,618
  Depreciation, amortization and
   operating rentals of property
   and equipment                      10,809   14,126   27,937   35,374
  International investment
   research fees                       9,900   13,145   28,614   35,884
  Administrative and general          21,837   24,516   60,351   70,088
                                    ________ ________ ________ ________
                                     100,584  125,150  290,514  355,774
                                    ________ ________ ________ ________

Income before income taxes and
 minority interests                   49,566   74,619  135,736  192,042
Provision for income taxes            19,220   27,968   52,793   73,254
                                    ________ ________ ________ ________
Income from consolidated companies 30,346 46,651 82,943 118,788 Minority interests in consolidated
 subsidiaries                          4,398    5,314   12,126   15,122
                                    ________ ________ ________ ________

Net income                          $ 25,948 $ 41,337 $ 70,817 $103,666
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Earnings per share                  $    .42 $    .64 $   1.15 $   1.63
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Dividends declared per share        $   .105 $    .13 $   .315 $    .39
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Weighted average shares outstanding,
 including share equivalents arising
 from unexercised stock options       61,776   64,254   61,680   63,772
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Nine months ended
                                                       __________________
                                                       09/30/96  09/30/97
                                                       ________  ________
Cash flows from operating activities
  Net income                                           $ 70,817  $103,666
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization of property
    and equipment                                        13,133    19,371
    Minority interests in consolidated subsidiaries      12,126    15,122
    Increase in accounts receivable                     (12,262)  (14,649)
    Increase in accounts payable and accrued liabilities 38,601    34,888
    Other changes in assets and liabilities               3,375    (2,333)
                                                       ________  ________
  Net cash provided by operating activities             125,790   156,065
                                                       ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                  (8,948)  (10,453)
  Proceeds from dispositions of sponsored mutual funds    2,626        --
  Partnership and other investments                      (8,940)   (1,789)
  Distributions from partnership investments              1,666     6,348
  Additions to property and equipment                   (37,370)  (53,070)
                                                       ________  ________
  Net cash used in investing activities                 (50,966)  (58,964)
                                                       ________  ________

Cash flows from financing activities
  Purchases of stock                                    (19,668)   (9,655)
  Receipts relating to stock issuances                    3,003     8,645
  Dividends paid to stockholders                        (18,043)  (22,545)
  Distributions to minority interests                       (45)   (7,370)
                                                       ________  ________
  Net cash used in financing activities                 (34,753)  (30,925)
                                                       ________  ________

Cash and cash equivalents
  Net increase during period                             40,071    66,176
  At beginning of year                                   81,431   114,551
                                                       ________  ________
  At end of period                                     $121,502  $180,727
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

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment portfolios and to private accounts of other institutional and individual investors. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. At September 30, 1997, the Company's assets under management totaled $124.7 billion, including $81.7 billion in the Price funds.

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

NOTE 2 - STOCKHOLDERS' EQUITY.

The following table details the changes in stockholders' equity (dollars in thousands) during the first nine months of 1997.

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

Balance at
 December 31,
 1996           57,572,791  $11,514   $ 7,823  $306,566   $19,763  $345,666
Common stock
 issued under
 stock-based
 compensation
 plans           1,024,121      205    17,038                        17,243
Purchases of
 common stock     (230,000)     (46)   (6,612)   (2,997)             (9,655)
Net income                                      103,666             103,666
Dividends
 declared                                       (22,647)            (22,647)
Increase in
 unrealized
 security
 holding gains                                             14,100    14,100
                __________  _______   _______  ________   _______  ________
Balance at
 September 30,
 1997           58,366,912  $11,673   $18,249  $384,588   $33,863  $448,373
                __________  _______   _______  ________   _______  ________
                __________  _______   _______  ________   _______  ________

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Associates, Inc. and its subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income and of cash flows for the three- and nine-month periods ended September 30, 1996 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, of cash flows, and of stock-holders' equity for the year then ended (not presented herein), and in our report dated January 24, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ PRICE WATERHOUSE LLP

Baltimore, Maryland
October 17, 1997


THE ABOVE REPORT IS NOT A "REPORT" WITHIN THE MEANING OF SECTIONS 7 AND 11 OF THE SECURITIES ACT OF 1933 AND THE INDEPENDENT ACCOUNTANTS' LIABILITY PROVISIONS OF SECTION 11 OF THE ACT DO NOT APPLY.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

T. Rowe Price Associates, Inc. (the Company) derives its revenue primarily from investment advisory and administrative services provided to the Price Mutual Funds (the Funds), other sponsored investment portfolios, and private accounts of other institutional and individual investors. Investment advisory fees are generally based on the net assets of the portfolios managed. The majority of administrative revenues are derived from services provided to the Funds.

The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment portfolios which meet the varied needs and objectives of its individual and institutional investors. During 1996 and 1997, there have been significant net cash inflows to the stock mutual funds, particularly the domestic funds. At September 30, 1997, total assets under management were $124.7 billion, including $81.7 billion in the Funds. Equity investments comprise approximately 72% of total assets under management.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS 1996.

Net income increased $15.4 million or 59% to $41.3 million or $.64 per share from $25.9 million or $.42 per share. Total revenues increased 33% from $150.2 million to a record quarterly total of $199.8 million, led by an increase of $39.5 million in investment advisory fees.

Investment advisory revenues from the Funds increased $31.5 million as average fund assets under management were up $21.4 billion to $79.1 billion. Fund assets totaled $81.7 billion at September 30, 1997, up $2.6 billion over the quarterly average and up $6.3 billion from June 30, 1997, with stock funds accounting for most of the increase. Net cash inflows to the Funds during the third quarter totaled $2.4 billion. Advisory fees from private accounts and other sponsored investment portfolios contributed the balance of the investment advisory revenue gains. These assets under management rose to $43.0 billion at September 30, 1997, up $1.5 billion from June 30, 1997 and $8.0 billion from December 31, 1996. Total assets under management closed the quarter at $124.7 billion, up from $116.9 billion at June 30, 1997 and $99.4 billion at December 31, 1996.

Administrative fees, primarily from services to the Funds and their shareholders, grew $8.9 million to $37.5 million; however, increases in related operating expenses more than offset these revenue gains. Investment income rose nearly $1.3 million due primarily to the return on larger cash investments.

Operating expenses increased 24% or $24.6 million to $125.2 million. Greater compensation and related costs of almost $13.3 million were attributable to an 18% increase in the number of employees during the past twelve months, primarily to support the Company's growing administrative services and data processing operations, and to higher rates of pay including performance-related compensation accruals. Advertising and promotion expenditures increased $2.1 million as the Company sought to capitalize on the strong investor demand for stock mutual funds. These expenditures will vary over time as market conditions and cash flows to the Funds warrant. Depreciation, amortization and operating rentals of property and equipment was up 31% or $3.3 million due to expansion of facilities and recent equipment acquisitions, primarily investments in technology assets. International investment research fees increased $3.2 million as international assets under management by Rowe Price-Fleming International (RPFI) rose to $33.0 billion at September 30, 1997. Administrative and general expenses increased $2.7 million due mainly to greater costs associated with the Company's growing administrative operations including data processing and communications capabilities.

Increased earnings by RPFI on greater assets under management was responsible for the increase in minority interests in consolidated subsidiaries.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS 1996.

Net income increased $32.8 million or 46% to $103.7 million or $1.63 per share from $70.8 million or $1.15 per share. Total revenues increased 29% from $426.3 million to a record nine month total of almost $548 million, led by an increase of almost $101 million in investment advisory fees.

Investment advisory revenues from the Funds increased almost $74.4 million as average fund assets under management rose $17.3 billion to $72.4 billion.
Net cash inflows to the Funds during the first nine months of 1997 totaled $7.7 billion. Advisory fees from private accounts and other sponsored investment portfolios contributed the balance of the investment advisory revenue gains.

Administrative fees, primarily from services to the Funds and their shareholders, grew $20.6 million to $107.4 million; however, increases in related operating expenses more than offset these revenue gains.

Operating expenses increased 23% or $65.3 million to $355.8 million. Greater compensation and related costs were attributable to increases in the number of employees and to higher rates of pay including performance-related compensation accruals. Advertising and promotion expenditures were up 7% or $2.8 million. Depreciation, amortization and operating rentals of property and equipment was up $7.4 million due to expansion of facilities and recent equipment acquisitions, primarily investments in technology assets. International investment research fees increased $7.3 million based on the higher international assets under management by RPFI. Administrative and general expenses increased $9.7 million due mainly to greater costs of the Company's growing administrative operations including data processing and communications capabilities.

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

The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and related cash inflows or outflows in mutual funds and private accounts; fluctuations in the financial markets resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored investment portfolios and private accounts as compared to competing offerings and market indices; the extent to which performance-based investment advisory fees are earned from private accounts; the expense ratios of the Company's sponsored investment portfolios; investor sentiment and investor confidence in mutual funds; the ability of the Company to maintain investment management fees at current levels; competitive conditions in the mutual funds industry; the introduction of new mutual funds and investment portfolios; the ability of the Company to contract with the Price Funds for payment for administrative services offered to the Price Funds and Price Fund shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income from the Company's investment portfolio.

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


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 20, 1997.

T. Rowe Price Associates, Inc.



/s/ Alvin M. Younger, Jr.,  Chief Financial & Accounting Officer