Form 10-K
period 1997-12-31
PRICE T ROWE ASSOCIATES INC /MD/
filed 1998-03-26
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  DECEMBER 31, 1997.

Commission file number:  000-14282.

Exact name of registrant as specified in its charter:
T. ROWE PRICE ASSOCIATES, INC.

State of incorporation:  MARYLAND.

I.R.S. Employer Identification No.:  52-0556948.

Address and Zip Code of principal executive offices: 100 EAST PRATT STREET, BALTIMORE, MARYLAND 21202.

Registrant's telephone number, including area code:  (410) 345-2000.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the common stock (based on last reported NNM price) held by non-affiliates of the registrant (excludes executive officers and directors). $3,379,000,000 AT FEBRUARY 13, 1998.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date. 59,342,868 SHARES AT MARCH 23, 1998.

Documents incorporated by reference: IN PART III OF THIS FORM 10-K, THE DEFINITIVE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS (FORM DEF 14A; ACCESSION NO. 0000080255-98-000355).

Exhibit index is at Item 14(a)3 on pages:  33-35.

PART I.

ITEM 1.  BUSINESS.

T. Rowe Price Associates, Inc. (Price Associates) and its consolidated subsidiaries (collectively, the Company) serve as investment adviser to the
T. Rowe Price Mutual Funds (the Price Funds), other sponsored investment portfolios, and private accounts of other institutional and individual investors primarily domiciled in the United States of America, including defined benefit and defined contribution retirement plans, endowments, foundations, trusts, and other mutual funds including those which hold the assets of variable annuity insurance contracts. Total assets under management at December 31, 1997 were $124.3 billion, up $24.9 billion since December 31, 1996. The Company also provides various investment advisory-related administrative services to the Price Funds and its other investment advisory clients, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; and trust services. A discount brokerage service is also offered. The Company was incorporated in Maryland in January 1947 as successor to the investment counseling business formed by the late Mr. T. Rowe Price in 1937.

The Company offers its Price Funds' shareholders and private accounts a broad range of investment portfolios designed to attract and retain investors with varying investment objectives. Shareholders are allowed to exchange balances among mutual funds as economic and market conditions and investor needs change. The Company frequently introduces new mutual funds and investment portfolios designed to complement and expand its investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of its funds' shareholders and private account investors. New mutual funds and other investment portfolios are introduced when the Company believes that it has personnel with sufficient investment expertise to manage the portfolio successfully for a substantial group of investors over a long period of time. The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment portfolios which meet the varied needs and objectives of its individual and institutional investment advisory clients. Company revenues are dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

In the performance of its investment advisory functions, the Company uses fundamental, technical and cyclical security analysis methods. The Company maintains a substantial internal equity and fixed income investment research effort, which includes original industry and company research, utilizing such sources as inspection of corporate activities, management interviews, company-prepared information, financial information published by companies and/or filed with the SEC, financial newspapers and magazines, corporate rating services, and field checks with participants in the industry such as suppliers or competitors. In addition, the Company utilizes research provided by brokerage firms in a supportive capacity; information is received from private economists, political observers, foreign commentators, government experts, and market and security analysts. In certain instances, computerized data analyses are the bases of the stock selection process.

Investment objectives for the Price Funds and private accounts accommodate a variety of investment strategies. Investors in the Price Funds select mutual funds for investment based on the unique approaches that are detailed in each fund's prospectus. Management of private account investments in stocks include active approaches similar to those employed in several of the Price Funds, including ones emphasizing large-cap blue chip growth, large-cap value, mid-cap growth, mid-cap value, small-cap, small-cap growth, small-cap value, international, and natural resources as well as systematic and balanced portfolio strategies. Approaches for private account investing in fixed income securities include active and systematic management strategies and management of high yield securities and cash reserves. The Company has also developed several specialized investment advisory services including investing in private companies with prospects of becoming public companies, investing in debt securities and creditor claims of financially-troubled companies, the efficient disposition of equity distributions from venture capital investments, and stable value investment contract management.

Average assets under management (in millions) during the past five years and total assets under management at December 31, 1997 are:

                    1993     1994     1995     1996     1997   12/31/97
                  ________ ________ ________ ________ ________ ________
Price Funds
  Stock           $ 14,713 $ 21,495 $ 27,211 $ 40,287 $ 55,969 $ 61,849
  Bond and
   money market     15,097   14,970   15,468   16,690   18,257   19,265
                  ________ ________ ________ ________ ________ ________
  Total             29,810   36,465   42,679   56,977   74,226   81,114
Private accounts    17,136   19,490   23,866   30,495   40,038   43,148
                  ________ ________ ________ ________ ________ ________
Total assets under
 management       $ 46,946 $ 55,955 $ 66,545 $ 87,472 $114,264 $124,262
                  ________ ________ ________ ________ ________ ________
                  ________ ________ ________ ________ ________ ________

The Company's revenues (in thousands) from investment advisory and related administrative services provided under agreements with the Price Funds and other clients during the past five years are:

                             1993     1994     1995     1996     1997
                           ________ ________ ________ ________ ________
Investment advisory fees
  Price Funds
    Stock                  $ 96,136 $145,020 $180,574 $260,807 $354,194
    Bond and money market    70,879   68,437   70,535   75,181   81,771
                           ________ ________ ________ ________ ________
    Total                   167,015  213,457  251,109  335,988  435,965
  Private accounts           57,794   76,614   80,978  115,319  152,049
                           ________ ________ ________ ________ ________
  Total                     224,809  290,071  332,087  451,307  588,014
                           ________ ________ ________ ________ ________
Administrative fees
  Price Funds                54,184   61,057   67,166   87,031  105,042

  Price Funds' shareholders
   and others                23,024   24,615   27,211   30,772   39,864
                           ________ ________ ________ ________ ________
  Total                      77,208   85,672   94,377  117,803  144,906
                           ________ ________ ________ ________ ________
Total investment advisory
 and administrative fees   $302,017 $375,743 $426,464 $569,110 $732,920
                           ________ ________ ________ ________ ________
                           ________ ________ ________ ________ ________

PRICE FUNDS. The Company provides investment advisory, distribution and other administrative services to the Price Funds under investment management, underwriting, transfer agency and service agreements. Pursuant to investment management agreements with each of the Price Funds, the Company provides investment advisory services to each fund, subject to the authority of each fund's board of directors and to each fund's fundamental investment objective. The investment management agreements with the Price Funds are approved annually by the directors of the respective funds, including a majority of the directors who are not "interested persons" of the funds or the Company as defined under the Investment Company Act of 1940, as amended (the Investment Company Act). Amendments to such agreements must be approved by the Price Funds' shareholders. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and either party may terminate the agreement without penalty after notice (generally 60 days). Each fund has the right to use the "T. Rowe Price" name for so long as its investment management agreement with the Company remains in effect.

The Company is paid an investment advisory fee based upon the average daily net assets of each fund and separate administrative fees for other services rendered by the Company. Management of the Company and the independent directors of the Price Funds regularly review the fund fee structures in light of fund performance, the level and range of services provided, industry conditions, and other factors. The advisory fee paid by each of the Price Funds (excluding the Price Spectrum and Summit Funds, the Price Equity Index 500 Fund, and the Foreign Equity and Mid-Cap Equity Growth Funds) is computed by multiplying the individual fund's average daily net assets by a fee rate equal to the sum of a group charge based on the combined net assets of the Price Funds and the applicable individual fund charge.

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

The Company expends substantial resources in advertising and direct mail communications to existing and potential Price Funds' shareholders and in providing the staff and communications capabilities to respond to inquiries. The Company's marketing effort has traditionally been focused in the print media, but in recent years, the Company has expanded its promotional activities to the television market including cable channels. The level of advertising and promotion expenditures varies over time as market conditions and cash inflows to the Price Funds warrant. In addition, considerable direct marketing efforts are targeted at participant-directed defined contribution plans that invest, in whole or in part, in mutual funds.

Pursuant to agreements with the Price Funds, T. Rowe Price Services, Inc. (TRP Services) provides mutual fund transfer agency and shareholder services, including maintenance of staff and equipment to respond to all telephone inquiries from shareholders. In addition, Price Associates provides mutual fund accounting services including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities and computation of daily net asset values per share.

T. Rowe Price Retirement Plan Services, Inc. (TRP Retirement Plan Services) provides participant accounting, plan administration and transfer agent services for defined contribution retirement plans that invest in the Price Funds. Plan sponsors compensate TRP Retirement Plan Services for certain services while the Price Funds compensate it for maintaining and administering the individual participant accounts for those plans that invest in the Price Funds.

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

At December 31, 1997, assets under management in the Price Funds aggregated $81.1 billion, an increase of $16.7 billion during 1997. Advisory services to international funds, which totalled $16.7 billion at December 31, 1997, are provided by Rowe Price-Fleming International, Inc. (RPFI) while Price Associates is the investment adviser to the domestic funds. The following information sets forth the net assets at December 31, 1997 of each fund available to the investing public and includes the year the fund was added to the Price family of funds.

STOCK FUNDS:
 Growth Stock (1950)                               $ 3,988,000,000
 New Horizons (1960)                                 5,104,000,000
 New Era (1969)                                      1,493,000,000
 International Stock (1980)                          9,721,000,000
 Growth & Income (1982)                              3,447,000,000
 Equity Income (1985)                               12,771,000,000
 New America Growth (1985)                           1,758,000,000
 Capital Appreciation (1986)                         1,060,000,000
 Science & Technology (1987)                         3,539,000,000
 International Discovery (1988)                        228,000,000
 Small-Cap Value (1988)                              2,088,000,000
 Equity Index 500 (1990)                             1,908,000,000
 European Stock (1990)                               1,021,000,000
 New Asia (1990)                                       782,000,000
 Balanced (1991)                                     1,219,000,000
 Japan (1991)                                          152,000,000
 Dividend Growth (1992)                                747,000,000
 Mid-Cap Growth (1992)                               1,839,000,000
 Small-Cap Stock (1992)                                816,000,000
 Blue Chip Growth (1993)                             2,345,000,000
 Latin America (1993)                                  433,000,000
 Media & Telecommunications (1993)                     134,000,000
 Capital Opportunity (1994)                            109,000,000
 Personal Strategy - Balanced (1994)                   282,000,000
 Personal Strategy - Growth (1994)                      98,000,000
 Personal Strategy - Income (1994)                      66,000,000
 Value (1994)                                          546,000,000
 Emerging Markets Stock (1995)                         124,000,000
 Global Stock (1995)                                    34,000,000
 Health Sciences (1995)                                271,000,000
 Financial Services (1996)                             177,000,000
 Mid-Cap Value (1996)                                  218,000,000

 Diversified Small-Cap Growth (1997)                    72,000,000
 Real Estate (1997)                                      7,000,000
 Tax-Efficient Balanced (1997)                          14,000,000

The Company also sponsors two other stock funds for institutional investors: the Foreign Equity Fund, an international fund begun in 1989, and the Mid-Cap Equity Growth Fund, a domestic fund begun in 1996. Assets under management in these two funds were $3,238,000,000 at December 31, 1997.

BOND AND MONEY MARKET FUNDS:
 New Income (1973)                                 $ 1,945,000,000
 Prime Reserve (1976)                                4,536,000,000
 Tax-Free Income (1976)                              1,385,000,000
 Tax-Exempt Money (1981)                               714,000,000
 U.S. Treasury Money (1982)                            827,000,000
 Tax-Free Short-Intermediate (1983)                    439,000,000
 High Yield (1984)                                   1,572,000,000
 Short-Term Bond (1984)                                345,000,000
 GNMA (1985)                                         1,063,000,000
 Tax-Free High Yield (1985)                          1,199,000,000
 California Tax-Free Bond (1986)                       188,000,000
 California Tax-Free Money (1986)                       85,000,000
 International Bond (1986)                             826,000,000
 New York Tax-Free Bond (1986)                         171,000,000
 New York Tax-Free Money (1986)                         91,000,000
 Maryland Tax-Free Bond (1987)                         908,000,000
 U.S. Treasury Intermediate (1989)                     199,000,000
 U.S. Treasury Long-Term (1989)                        207,000,000
 Global Government Bond (1990)                          44,000,000
 New Jersey Tax-Free Bond (1991)                        94,000,000
 Short-Term U.S. Government (1991)                     102,000,000
 Virginia Tax-Free Bond (1991)                         227,000,000
 Tax-Free Insured Intermediate Bond (1992)             106,000,000
 Florida Insured Intermediate Tax-Free Bond (1993)      96,000,000
 Georgia Tax-Free Bond (1993)                           47,000,000
 Maryland Short-Term Tax-Free Bond (1993)              107,000,000
 Summit Cash Reserves (1993)                         1,273,000,000
 Summit GNMA (1993)                                     32,000,000
 Summit Limited-Term Bond (1993)                        31,000,000
 Summit Municipal Income (1993)                         37,000,000
 Summit Municipal Intermediate (1993)                   53,000,000
 Summit Municipal Money Market (1993)                  140,000,000
 Emerging Markets Bond (1994)                          124,000,000
 Virginia Short-Term Tax-Free Bond (1994)               19,000,000
 Corporate Income (1995)                                33,000,000

In addition, the Company also sponsors the Spectrum series of funds (Growth, Income and International), three mutual funds that invest in a broadly diversified portfolio of other T. Rowe Price funds. Assets under management in these funds, which aggregated $4,679,000,000 at December 31, 1997, are included in the amounts presented above for each underlying fund.

PRIVATE ACCOUNTS. The Company also serves as investment adviser to pension, profit sharing and other employee benefit plans, endowments, foundations, trusts, individuals, corporations, other mutual funds (including those which hold the assets of variable annuity insurance contracts issued by independent insurance companies) and other investors who are principally domiciled in the United States. Private account assets aggregate almost $43.2 billion at December 31, 1997. No private account client accounted for more than 6% of the Company's 1997 private account investment advisory revenues. Investment management services are provided to client accounts on an individual basis and through sponsored investment portfolios organized generally as partnerships and common trust funds. Sponsored investment portfolios have generally been issued through private placements. Various special-purpose subsidiaries generally serve as the general partner of the sponsored investment partnerships.

Fees for separately managed private account clients are generally computed based on the value of assets under management. The standard form of investment advisory agreement with private account clients provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded. The minimum account size is generally $20 million for institutional private account services, although the minimum account size for certain specialized investment services may be higher. Fees for sponsored portfolio management are based on individual product advisory agreements, which result from consideration of, among other things, the type of investments to be made and the unique investment management services to be provided.

Many specialized investment advisory services are provided to private accounts by Price Associates and its investment adviser subsidiaries. International equity and fixed income securities management, which totalled almost $13.4 billion at December 31, 1997, is provided by RPFI. Management of stable value investment contracts, totalling $7.1 billion at December 31, 1997, is provided by T. Rowe Price Stable Asset Management, Inc. (TRP Stable Asset Management).

RPFI. TRP Finance, Inc., an investment holding company subsidiary, owns 50% of the common stock of RPFI which, by virtue of the Company's controlling interest,is consolidated into the Company's financial statements. The balance of the common stock of RPFI is owned equally by Copthall Overseas Limited (United Kingdom), a subsidiary of the London-based merchant banking group Robert Fleming Holdings Limited, and Jardine Fleming International Holdings Limited (Cayman Islands), a subsidiary of the Jardine Fleming Group Limited, an investment bank in the Asia-Pacific Region. During 1997, international assets under management by RPFI increased $.8 billion to $30.0 billion. RPFI's financial information and assets under management are included in the Company's consolidated financial data and statistical information presented elsewhere in this Form 10-K.

International investment research is provided to RPFI by affiliates of its minority stockholders. Fees paid for these services are based on RPFI's assets under management.

REGULATION. Price Associates, RPFI, TRP Stable Asset Management, and T. Rowe Price (Canada), Inc. (TRP Canada) are registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and all applicable state securities agencies. Each of the Price Funds is registered with the Securities and Exchange Commission under the Investment Company Act and, except for the specific state tax-free funds, is qualified for sale throughout the United States and Puerto Rico. TRP Services is registered under the Exchange Act as a transfer agent, and TRP Trust Company is regulated by the State of Maryland Bank Commissioner. TRP Canada is also registered as an investment adviser with the Ontario Securities Commission, though it has not conducted operations since mid-1996.

TRP Investment Services is registered as a broker-dealer under the Securities Exchange Act of 1934 (Exchange Act) and all applicable state securities laws and is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. TRP Investment Services provides discount brokerage services primarily to complement the other investment services offered to shareholders of the Price Funds. All discount brokerage transactions are cleared through and accounts maintained by BHC Securities, Inc., an independent clearing broker.

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

COMPETITION. As a member of the financial services industry, the Company is subject to substantial competition in all aspects of its business. A significant number of mutual funds are sold to the public by investment management firms, broker-dealers, banks and insurance companies and, in recent years, brokerage and other mutual fund companies have extended their product offerings to include other sponsors' mutual funds. The Company competes with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of its business. Many of these financial institutions have substantially greater resources than the Company. The Company competes with other providers of investment management services primarily on the basis of the range of investment portfolios offered, investment performance, the manner in which investment portfolios are distributed, and the scope and quality of the services provided.

The Company believes that competition within the investment management industry will increase as a result of consolidation and acquisition activity. In order to maintain and enhance its competitive position as an independent, no-load, direct marketer of mutual funds, the Company may review acquisition prospects and, if appropriate opportunities arise, engage in discussions or negotiations that could lead to acquisitions by the Company. The Company is not currently party to any agreements or understandings regarding any acquisitions.

EMPLOYEES. At December 31, 1997, the Company and its subsidiaries had approximately 3,100 active, full-time employees. The Company employs additional temporary and part-time personnel to meet periodic demands for its mutual fund shareholder and investor services as well as its technology-based support functions.

ITEM 2.  PROPERTIES.

The Company's primary corporate offices consist of approximately 270,000 square feet of leased space located at 100 East Pratt Street in Baltimore, Maryland.

TRP Suburban, Inc. owns an operations center in Owings Mills, Maryland consisting of approximately 110,000 square feet. The facility houses a portion of the Company's administrative services operations. The underlying land has been leased until 2089.

TRP Suburban Second, Inc. owns 70 acres of land in Owings Mills, Maryland and has developed two buildings totalling 207,000 square feet of space for operating facilities. Construction of two additional buildings totalling approximately 360,000 square feet began late in the first quarter of 1998. The acreage will also accommodate additional development. TRP Suburban Second also owns a 46,000 square foot technology center on a separate parcel of land in Owings Mills, Maryland.

Information concerning anticipated 1998 capital expenditures is set forth in the last paragraph of the Capital Resources and Liquidity section of Item 7 of this Form 10-K.

The Company also leases facilities in Los Angeles and San Francisco, California; Owings Mills, Maryland; Glen Allen, Virginia; Washington, D.C.; and Tampa, Florida. Future minimum rental payments under noncancelable operating leases at December 31, 1997 are set forth in Note 8 to the consolidated financial statements included in Item 8 of this Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information includes the names, ages, and positions of the executive officers of the Company. There are no arrangements or understandings pursuant to which any person serves the Company.

George A. Roche (56), Chairman (1997), President (1997), Managing Director
 (1989) and Chief Financial Officer (1984-1997)
James S. Riepe (54), Vice Chairman (1997) and Managing Director (1989)
M. David Testa (53), Vice Chairman (1997) and Managing Director (1989)
Alvin M. Younger, Jr. (48), Chief Financial Officer (1997), Managing Director
 (1990), Treasurer (1985) and Secretary (1987)
Edward C. Bernard (42), Managing Director (1995) and Vice President
 (1989-1995)
Michael A. Goff (38), Managing Director (1997) and Vice President (1994-1997) Andrew C. Goresh (49), Managing Director (1997) and Vice President
 (1985-1997) (Has resigned effective in April 1998.)
Henry H. Hopkins (55), Managing Director (1989)
James A.C. Kennedy (44), Managing Director (1990)
William T. Reynolds (49), Managing Director (1990)
Charles E. Vieth (41), Managing Director (1993)

Similar information for certain significant employees who are the Company's other managing directors follows.

John H. Laporte (52), Managing Director (1989)
Brian C. Rogers (42), Managing Director (1991)
Preston G. Athey (48), Managing Director (1997) and Vice President
 (1991-1997)
Brian W.H. Berghuis (39), Managing Director (1997) and Vice President
 (1991-1997)
Stephen W. Boesel (53), Managing Director (1993)
Thomas H. Broadus, Jr. (60), Managing Director (1989)
Mary J. Miller (42), Managing Director (1993)
Charles A. Morris (35), Managing Director (1995) and Vice President
 (1990-1995)
George A. Murnaghan (41), Managing Director (1997) and Vice President (1986-
 1997)
Edmund M. Notzon (52), Managing Director (1997) and Vice President (1991-
 1997)
R. Todd Ruppert (41), Managing Director (1997) and Vice President (1988-1997) Charles P. Smith (54), Managing Director (1990)
Peter Van Dyke (59), Managing Director (1990)

Richard T. Whitney, (39), Managing Director (1995) and Vice President
 (1988-1995)


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock ($.20 par value) trades on The Nasdaq National Market under the symbol "TROW". The high and low trade price information and dividends per share during the past two years were:

                                  1st       2nd       3rd       4th
                                Quarter   Quarter   Quarter   Quarter
                               ________  ________  ________  ________

1996 - High price              $ 29.250  $ 31.250  $ 35.750  $ 45.625
       Low price               $ 21.313  $ 24.750  $ 22.750  $ 32.000
       Cash dividends declared $   .105  $   .105  $   .105  $    .13

1997 - High price              $ 54.250  $ 52.000  $ 67.875  $ 73.750
       Low price               $ 37.125  $ 36.500  $ 50.000  $ 57.875
       Cash dividends declared $    .13  $    .13  $    .13  $    .17

At February 13, 1998, there were approximately 3,100 holders of record of the Company's outstanding common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                     Year ended December 31,
                     ____________________________________________________
                       1993       1994       1995       1996       1997
                     ________   ________   ________   ________   ________
                           (in millions, except per-share amounts)

Revenues             $  310.0   $  382.4   $  439.3   $  586.1   $  755.0
Net income           $   48.5   $   61.2   $   75.4   $   98.5   $  144.4
Basic earnings
 per share (1)       $    .84   $   1.06   $   1.32   $   1.72   $   2.48
Diluted earnings
 per share (1)       $    .79   $   1.00   $   1.24   $   1.59   $   2.25
Cash dividends
 declared per
 share (1)           $  .2225   $   .275   $   .345   $   .445   $    .56
Weighted average
 shares
 outstanding (1)         57.8       57.7       57.1       57.2       58.1
Weighted average
 shares outstanding -
 assuming dilution (1)   61.2       61.1       61.1       61.9       64.0

(1) Retroactively adjusted to give effect to the 2-for-1 stock split in April 1996.

                                       December 31,
                     ________________________________________________
                       1993      1994      1995      1996      1997
                     ________  ________  ________  ________  ________
                               (in millions, except as noted)
Balance sheet data
 Total assets        $  263.4  $  297.3  $  365.3  $  478.8  $  646.1
 Debt                $   12.9  $   12.6  $     --  $     --  $     --
 Stockholders'
  equity             $  196.0  $  216.2  $  274.2  $  345.7  $  486.7
Assets under manage-
 ment (in billions)  $   54.4  $   57.8  $   75.4  $   99.4  $  124.3


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to the sponsored Price Mutual Funds (the Funds), other sponsored investment portfolios, and private accounts of other institutional and individual investors. Investment advisory fees are generally based on the net assets of the portfolios managed. The majority of administrative revenues are derived from services provided to the Funds.

The Company's base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of its individual and institutional investment advisory clients. At December 31, 1997, total assets under management are $124.3 billion, including $81.1 billion in the Funds. Equity investments comprise more than 70% of total assets under management at the end of 1997.

RESULTS OF OPERATIONS.

1997 versus 1996. Net income increased $45.9 million or 47% to $144.4 million or diluted earnings per share of $2.25 from nearly $98.5 million or diluted earnings per share of $1.59. Total revenues increased 29% from $586 million to a record of nearly $755 million, led by an increase of almost $137 million in investment advisory fees.

Investment advisory revenues from the Funds increased $100.0 million as the Fund's average assets under management rose more than $17.2 billion to $74.2 billion. Fund assets totalled $81.1 billion at December 31, 1997, up $16.7 billion during the year, with $61.8 billion in stock funds which also account for most of the increase during the year. Net cash inflows to the Funds during 1997 totalled $8.5 billion while appreciation in U.S. stocks drove the remaining increase of $8.2 billion. Advisory fees from private accounts and other sponsored investment portfolios contributed the balance of the investment advisory revenue gains. These assets under management rose to $43.2 billion at December 31, 1997, up $8.2 billion for 1997. Total assets under management closed 1997 at $124.3 billion, up from $99.4 billion at the end of 1996.

Administrative fees from services to the Funds and their shareholders grew $27.1 million during 1997 to $144.9 million. Revenue gains were primarily attributable to the Company's defined contribution retirement plan recordkeeping services and mutual fund transfer agent; however, increases in related operating expenses more than offset these gains. Commissions from increased trading volume in discount brokerage contributed $3.7 million of the revenue increase.

Investment and other income rose $5.1 million primarily due to greater income from the Company's larger mutual fund investments, including its money market fund holdings.

Operating expenses increased 23% to $490.2 million. Greater compensation and related costs, which were up $56.8 million, were attributable to increases in performance-related rates of compensation and a 20% increase in the number of employees during the year primarily to support the Company's growing administrative services and technology support operations. At year-end 1997, the Company employed 3,100 associates.

Advertising and promotion expenditures increased 15% to $67.0 million as the Company endeavored to take advantage of the generally favorable stock market environment and, late in the year, retirement investing opportunities created by the Taxpayer Relief Act of 1997. These expenditures will vary over time as market conditions and cash flows to the Funds warrant. Occupancy and equipment expense was up due to the expansion of operating facilities and equipment acquisitions, primarily investments in technology. International investment research fees increased 20% or $7.8 million as international assets under management rose to $30.0 billion, including $16.7 billion in the Funds. Other operating expenses increased $2.2 million due to greater costs associated with the Company's business growth.

Higher net income reported on a separate company basis by the Company's 50%- owned subsidiary, Rowe Price-Fleming International, Inc. (RPFI), resulted in the increase in income attributable to the minority interests in the Company's consolidated subsidiaries. RPFI manages the international assets included in the Company's total assets under management.


1996 versus 1995. Net income increased $23.0 million or 31% to $98.5 million or diluted earnings per share of $1.59 from $75.4 million or diluted earnings per share of $1.24. Results for 1995 include a $1.0 million extraordinary charge from the early extinguishment of the Company's long-term debt which reduced diluted earnings per share $.01. Total revenues increased 33% from $439.3 million to a record of $586.1 million, led by an increase of $119.2 million in investment advisory fees.

Investment advisory revenues from the Funds increased $84.9 million as average fund assets under management rose $14.3 billion to $57.0 billion.

Fund assets totalled $64.4 billion at December 31, 1996, up $15.8 billion during the year, with stock funds accounting for most of the increase. Net cash inflows to the Funds during 1996 totalled $8.6 billion, more than double that of the record annual net inflows of $3.9 billion previously achieved in 1993. Private accounts and other sponsored portfolios and performance management fees earned from sponsored partnerships contributed the balance of the investment advisory revenue gains as these assets under management rose $8.1 billion to $35.0 billion at December 31, 1996. Total assets under management at year end increased to nearly $99.4 billion from $75.4 billion.

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

Operating expenses increased 35% to $398.6 million. Greater compensation and related costs, which were up $41.5 million, were attributable to increases in performance-related rates of compensation and a 35% increase in the number of employees during the year primarily to support the Company's growing administrative and technology support operations. Advertising and promotion expenditures increased 67% to $58.3 million as the Company sought to capitalize on the strong investor demand for stock mutual funds. Occupancy and equipment expense was up due to expansion of facilities and equipment acquisitions, primarily investments in technology assets.

International investment research fees increased 31% or $9.3 million as international assets under management rose to $29.2 billion, including $16.6 billion in the Funds. Other operating expenses increased $15.8 million due primarily to greater costs associated with the Company's growing operations. Charitable contributions, which increased $3.6 million from 1995, also contributed to the increase.

The provision for income taxes increased as a percentage of income before income taxes and minority interests primarily due to the recognition of federal research expenditure credits in the prior year.

Higher net income reported on a separate company basis by RPFI resulted in the increase in income attributable to the minority interests in the Company's consolidated subsidiaries.

CAPITAL RESOURCES AND LIQUIDITY.

During the three years ended December 31, 1997, stockholders' equity increased 125% from $216.2 million to $486.7 million. Stockholders' equity at December 31, 1997 includes $28.9 million of net unrealized security holding gains on the Company's investments in sponsored mutual funds and

$41.0 million which is restricted as to use under various regulations and agreements to which the Company and its subsidiaries are subject in the ordinary course of business.

At December 31, 1997, the Company held net liquid assets of more than $300 million to meet business demands and opportunities. In addition, $20 million is available to the Company under unused bank lines of credit.

Operating activities provided net cash inflows of $197.8 million in 1997 as net income increased $45.9 million from the prior year. Comparatively, 1996 provided net operating cash inflows of $141.2 million. Net cash expended in investing activities during 1997 totalled $79.7 million, a $10.3 million increase over 1996. Property and equipment expenditures increased $11.3 million to $70.1 million in 1997, including $34.9 million for the completion of additional office facilities and the acquisition of additional land in Owings Mills, Maryland. Financing activities consumed $32.3 million in 1997, down $6.4 million from 1996.

The Company anticipates 1998 property and equipment acquisitions of approximately $61 million, including $32 million for development of two additional office buildings in Owings Mills, Maryland. Additional construction and furnishing costs of approximately $39 million for completing these new facilities are expected in 1999. These capital expenditures are expected to be funded from liquid assets currently available and from operating cash inflows. Commitments for additional investments in partnerships and other ventures aggregate $6.9 million at December 31, 1997.

YEAR 2000 ISSUE.

Many existing computer programs employed throughout the world use two digits rather than four to identify the year. These programs, if not adapted, will not correctly handle the change from "99" to "00" on January 1, 2000, and will no longer be able to perform necessary functions. The Year 2000 issue affects all companies and organizations.

The Company has implemented steps intended to assure that its computer systems and processes are capable of Year 2000 processing. The Company's goal is to have all major systems reprogrammed by the end of 1998, leaving a full twelve months for system testing prior to the year 2000. Year 2000 readiness assessments have been made in the Company's major application areas. Detailed plans for remediation efforts have been developed and are underway. Because the Company exchanges data electronically with customers and vendors, the Company is also working with these third parties to assess the adequacy of their compliance efforts, and is developing contingency plans intended to assure that third-party noncompliance will not materially affect the Company's operations.

The Company presently estimates that it will incur expenses of $21 million on Year 2000 compliance efforts during the next three years, with approximately two-thirds of the expense in 1998. The Company cannot assure that the costs of its Year 2000 compliance efforts will not be significantly more in the event that presently unidentified complications arise; however, the Company believes that it will be able to fund any additional costs from available resources without materially affecting liquidity, financial condition, or future prospects.

FORWARD-LOOKING INFORMATION.

Information or statements provided by or on behalf of the Company from time to time, including those within this Annual Report, may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and related cash inflows or outflows in mutual funds and private accounts; fluctuations in the worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored investment portfolios and private accounts as compared to competing offerings and market indices; the extent to which performance-based investment advisory fees are earned from private accounts; the expense ratios of the Company's sponsored investment portfolios; investor sentiment and investor confidence in mutual funds; the ability of the Company to maintain investment management fees at current levels; competitive conditions in the mutual funds industry; the introduction of new mutual funds and investment portfolios; the ability of the Company to contract with the Funds for payment for administrative services offered to the Funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income recognized on the Company's investment portfolio.

The Company's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions or other factors; variations in the level of compensation expense incurred by the Company, including performance-based compensation based on the Company's financial results, as well as changes in response to the size of the total employee population, competitive factors, or other reasons; changes in the manner in which the Company provides international investment services; expenses and capital costs, including depreciation, amortization and other non-cash charges, incurred by the Company to maintain its administrative and service infrastructure, including costs incurred with respect to readiness for Year 2000 processing; unanticipated costs that may be incurred by the Company from time to time to protect investor accounts and client goodwill; and third-party noncompliance in Year 2000 processing.

The Company's revenues are substantially dependent on revenues from the Funds, which could be adversely affected if the independent directors of one or more of the Funds determined to terminate or significantly alter the terms of one or more investment management agreements.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company's market capitalization on January 28, 1997 was less than $2.5 billion, this item is not applicable until the filing of the 1998 Form 10-K Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:
 Report of Independent Accountants                               19
 Consolidated Balance Sheets at December 31, 1996 and 1997       20
 Consolidated Statements of Income for each of the
  three years in the period ended December 31, 1997              21
 Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1997              22
 Consolidated Statements of Stockholders' Equity for
  each of the three years in the period ended December 31, 1997  23
 Summary of Significant Accounting Policies                      25
 Notes to Consolidated Financial Statements                      27
  including Supplementary Quarterly Financial Data               32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of T. Rowe Price Associates, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of T. Rowe Price Associates, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP

Baltimore, Maryland
January 26, 1998

                         T. ROWE PRICE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                        __________________
                                                          1996      1997
                                                        ________  ________
                                                          (in thousands)
ASSETS
Cash and cash equivalents (Note 1)                      $114,551  $200,409
Accounts receivable (Note 1)                              73,239    86,795
Investments in sponsored mutual funds (Note 1)           143,410   173,729
Partnership and other investments (Note 8)                25,161    19,030
Property and equipment (Note 2)                          101,207   142,497
Other assets (Note 3)                                     21,266    23,607
                                                        ________  ________
                                                        $478,834  $646,067
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 31,529  $ 30,722
 Accrued compensation and retirement costs                41,523    49,694
 Income taxes payable (Note 4)                            14,464    19,102
 Dividends payable                                         7,484    10,039
 Minority interests in consolidated subsidiaries          38,168    49,837
                                                        ________  ________
     Total liabilities                                   133,168   159,394
                                                        ________  ________

Commitments and contingent liabilities (Note 8)

Stockholders' equity (Notes 1, 5 and 8)
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  200,000,000 shares; issued 57,572,791 shares
  in 1996 and 59,097,705 shares in 1997                   11,514    11,819
 Capital in excess of par value                            7,823    30,707
 Retained earnings                                       306,566   415,279
 Accumulated other comprehensive income                   19,763    28,868
                                                        ________  ________
     Total stockholders' equity                          345,666   486,673
                                                        ________  ________
                                                        $478,834  $646,067
                                                        ________  ________
                                                        ________  ________









The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year ended December 31,
                                               __________________________
                                                 1995     1996     1997
                                               ________ ________ ________
                                                  (in thousands, except
                                                   per-share amounts)
Revenues (Note 1)
 Investment advisory fees                      $332,087 $451,307 $588,014
 Administrative fees                             94,377  117,803  144,906
 Investment and other income                     12,835   16,960   22,037
                                               ________ ________ ________
                                                439,299  586,070  754,957
                                               ________ ________ ________

Expenses
 Compensation and related costs (Notes 5 and 6) 155,400  196,925  253,676
 Advertising and promotion                       34,843   58,291   66,954
 Occupancy and equipment (Note 8)                38,968   51,850   68,018
 International investment research fees          30,023   39,328   47,105
 Other operating expenses (Note 7)               36,372   52,205   54,445
                                               ________ ________ ________
                                                295,606  398,599  490,198
                                               ________ ________ ________

Income before income taxes and minority
 interests                                      143,693  187,471  264,759
Provision for income taxes (Note 4)              54,335   72,608  101,208
                                               ________ ________ ________
Income from consolidated companies               89,358  114,863  163,551
Minority interests in consolidated subsidiaries  12,900   16,410   19,154
                                               ________ ________ ________
Income before extraordinary charge               76,458   98,453  144,397
Extraordinary charge from early extinguishment
 of debt, net of income tax benefit (Note 7)     (1,049)      --       --
                                               ________ ________ ________
Net income                                     $ 75,409 $ 98,453 $144,397
                                               ________ ________ ________
                                               ________ ________ ________

Earnings per share
  Basic, which was reduced $.02 per share in
   1995 because of the extraordinary charge    $   1.32 $   1.72 $   2.48
                                               ________ ________ ________
                                               ________ ________ ________
  Diluted, which was reduced $.01 per share
   in 1995 because of the extraordinary charge $   1.24 $   1.59 $   2.25
                                               ________ ________ ________
                                               ________ ________ ________











The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                             ______________________________
                                               1995       1996       1997
                                             ________   ________   ________
                                                     (in thousands)
Cash flows from operating activities
  Net income                                 $ 75,409   $ 98,453   $144,397
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization of
     property and equipment                    13,278     18,062     29,034
    Minority interests in consolidated
     subsidiaries                              12,900     16,410     19,154
    Increase in accounts receivable            (9,119)   (17,398)   (13,556)
    Increase in accounts payable and accrued
     liabilities                                6,055     27,421     19,016
    Other changes in assets and liabilities     3,229     (1,792)      (237)
                                             ________   ________   ________
  Net cash provided by operating activities   101,752    141,156    197,808
                                             ________   ________   ________

Cash flows from investing activities
  Investments in sponsored mutual funds       (19,101)   (14,151)   (28,675)
  Proceeds from dispositions of sponsored
   mutual funds                                 6,846      3,580     14,172
  Partnership and other investments            (1,387)    (7,186)    (2,146)
  Distributions from partnership investments    2,076      7,201      7,062
  Additions to property and equipment         (23,906)   (58,771)   (70,081)
                                             ________   ________   ________
  Net cash used in investing activities       (35,472)   (69,327)   (79,668)
                                             ________   ________   ________

Cash flows from financing activities
  Purchases of stock                           (9,679)   (19,667)    (9,655)
  Receipts relating to stock issuances          4,455      5,061     15,066
  Dividends paid to stockholders              (18,259)   (24,058)   (30,132)
  Distributions to minority interests          (7,720)       (45)    (7,561)
  Debt payments                               (12,613)        --         --
  Extraordinary charge from early
   extinguishment of debt                      (1,049)        --         --
                                             ________   ________   ________
  Net cash used in financing activities       (44,865)   (38,709)   (32,282)
                                             ________   ________   ________

Cash and cash equivalents
  Net increase during year                     21,415     33,120     85,858
  At beginning of year                         60,016     81,431    114,551
                                             ________   ________   ________
  At end of year                             $ 81,431   $114,551   $200,409
                                             ________   ________   ________
                                             ________   ________   ________





The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                          Accumu-
                                      Capital               lated
                              Common       in               other     Total
                               stock   excess             compre-    stock-
                               - par   of par  Retained   hensive  holders'
                               value    value  earnings    income    equity
                             _______  _______  ________  ________  ________
Balance at December 31, 1994,
 28,569,419 common shares    $ 5,714  $ 1,935  $206,036   $ 2,554  $216,239
Comprehensive income
  Net income                                     75,409
  Unrealized security
   holding gains                                           10,099
  Total comprehensive income                                         85,508
465,553 common shares
 issued under stock-based
 compensation plans               93    5,555        (2)              5,646
369,500 common shares
 purchased                       (74)  (4,578)   (8,789)            (13,441)
Dividends declared                              (19,720)            (19,720)
                             _______  _______  ________   _______  ________
Balance at December 31, 1995,
 28,665,472 common shares      5,733    2,912   252,934    12,653   274,232
Comprehensive income
  Net income                                     98,453
  Unrealized security
   holding gains                                            7,110
  Total comprehensive income                                        105,563
782,307 common shares
 issued under stock-based
 compensation plans              156    6,979        (1)              7,134
28,570,012 common shares
 issued in 2-for-1 split       5,714     (547)   (5,167)                 --
445,000 common shares
 purchased                       (89)  (1,521)  (14,147)            (15,757)
Dividends declared                              (25,506)            (25,506)
                             _______  _______  ________   _______  ________
Balance at December 31, 1996,
 57,572,791 common shares    $11,514  $ 7,823  $306,566   $19,763  $345,666
                             _______  _______  ________   _______  ________
                             _______  _______  ________   _______  ________





                            Continued on next page.


The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                          Accumu-
                                      Capital               lated
                              Common       in               other     Total
                               stock   excess             compre-    stock-
                               - par   of par  Retained   hensive  holders'
                               value    value  earnings    income    equity
                             _______  _______  ________  ________  ________


                           Continued from prior page.


Balance at December 31, 1996,
 57,572,791 common shares    $11,514  $ 7,823  $306,566   $19,763  $345,666
Comprehensive income
 Net income                                     144,397
 Unrealized security
  holding gains                                             9,105
 Total comprehensive income                                         153,502
1,754,914 common shares
 issued under stock-based
 compensation plans              351   29,496                        29,847
230,000 common shares
 purchased                       (46)  (6,612)   (2,997)             (9,655)
Dividends declared                              (32,687)            (32,687)
                             _______  _______  ________   _______  ________
Balance at December 31, 1997,
 59,097,705 common shares    $11,819  $30,707  $415,279   $28,868  $486,673
                             _______  _______  ________   _______  ________
                             _______  _______  ________   _______  ________



















The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment portfolios and to private accounts of other institutional and individual investors, primarily domiciled in the United States of America. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. Assets under management at December 31, 1997 total $124.3 billion.

BASIS OF PREPARATION.
The consolidated financial statements are prepared in accordance with generally accepted accounting principles which requires the use of estimates made by the Company's management. Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation.

PRINCIPLES OF CONSOLIDATION.
The consolidated financial statements include the accounts of all majority owned subsidiaries and, by virtue of the Company's controlling interest, its 50%-owned subsidiary, Rowe Price-Fleming International, Inc. (RPFI). All material intercompany accounts and transactions are eliminated in consolidation.

CASH EQUIVALENTS.
Cash equivalents consist of all short-term, highly liquid investments including money market mutual funds and overnight commercial paper investments. The cost of these investments is equivalent to fair value.

INVESTMENTS IN SPONSORED MUTUAL FUNDS.
The Company classifies its investments in sponsored stock and bond mutual funds as available-for-sale securities and reports them at fair value. Unrealized security holding gains are recognized in comprehensive income.

CONCENTRATION OF CREDIT RISK.
Financial instruments which potentially expose the Company to concentrations of credit risk as defined by Statement of Financial Accounting Standards
(SFAS) No. 105 consist primarily of investments in sponsored money market and bond mutual funds and accounts receivable. Credit risk is believed to be minimal in that counterparties to these financial instruments have substantial assets including the investment portfolios managed by the Company.

PARTNERSHIP AND OTHER INVESTMENTS.
Investments in partnerships and ventures, including those sponsored by the Company, do not have a readily determinable fair value. These investments, which include venture capital and debt securities, are generally accounted for using the equity method which adjusts the Company's cost for its share of subsequent earnings or losses. Minor limited partnership investments are accounted for using the cost method.

PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following estimated average useful lives: computer and communications equipment, 3 years; furniture and other equipment, 5 years; buildings, 33 years; leasehold improvements, 10 years; and leased land, 99 years.

COMPREHENSIVE INCOME.
On December 31, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Total comprehensive income is reported in the consolidated statements of stockholders' equity and includes net income and unrealized security holding gains, net of income taxes and minority interests.

REVENUE RECOGNITION.
Investment advisory and administrative services fees are recognized when earned.

ADVERTISING.
Costs of advertising are expensed the first time that the advertising takes place.

INTERNATIONAL INVESTMENT RESEARCH FEES.
International investment research is provided by affiliates of the minority stockholders of RPFI. Fees paid for these services are based on international assets under management by RPFI.

EARNINGS PER SHARE.
On December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," and restated all prior-period earnings per share data. Basic earnings per share excludes the dilutive effect of outstanding stock options and is computed by dividing net income by the weighted average common shares outstanding of 57,075,000 in 1995, 57,227,000 in 1996, and 58,129,000 in
1997. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 3,975,000 shares in 1995, 4,715,000 shares in 1996, and 5,907,000 shares in 1997.

                         T. ROWE PRICE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS.

Cash equivalents comprising investments in sponsored money market mutual funds aggregate $112,251,000 at December 31, 1996 and $196,513,000 at
December 31, 1997.

The Company's investments in sponsored mutual funds at December 31 include:

                                                      Aggregate
                           Aggregate   Unrealized       fair
                             cost     holding gains     value
                          _________  ______________  _________
                                     (in thousands)
         1996
         ___________
         Stock funds       $ 84,282      $29,278      $113,560
         Bond funds          27,871        1,979        29,850
                           ________      _______      ________
         Total             $112,153      $31,257      $143,410
                           ________      _______      ________
                           ________      _______      ________

         1997
         ___________
         Stock funds       $ 97,706      $43,307      $141,013
         Bond funds          30,476        2,240        32,716
                           ________      _______      ________
         Total             $128,182      $45,547      $173,729
                           ________      _______      ________
                           ________      _______      ________

The following table reconciles unrealized holding gains on investments in sponsored mutual funds to that recognized in comprehensive income.

                              1995         1996          1997
                            _______      _______       _______
                                     (in thousands)
  Unrealized holding gains
   during the year          $16,341      $11,233       $15,817
  Less gains (losses)
   realized in net income       473         (146)        1,527
                            _______      _______       _______
                             15,868       11,379        14,290
  Less deferred taxes         5,671        4,074         5,108
                            _______      _______       _______
                             10,197        7,305         9,182
  Less minority interests        98          195            77
                            _______      _______       _______
  Unrealized holding gains
   recognized in compre-
   hensive income           $10,099      $ 7,110       $ 9,105
                            _______      _______       _______
                            _______      _______       _______

Dividends earned on the Company's investments in sponsored mutual funds, including money market mutual funds, aggregate $9,845,000 in 1995, $12,293,000 in 1996, and $16,372,000 in 1997.

The Company provides investment advisory and administrative services to the
T. Rowe Price family of mutual funds which had aggregate net assets under management at December 31, 1997 of $81.1 billion. All services rendered by the Company are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to periodic review and approval by each of the funds' boards of directors and, with respect to investment advisory contracts, also by the funds' shareholders. Revenues derived from services rendered to the sponsored mutual funds were $318,276,000 in 1995, $423,019,000 in 1996, and $541,007,000 in 1997.

Accounts receivable from the sponsored mutual funds aggregate $37,994,000 and $48,952,000 at December 31, 1996 and 1997, respectively.

NOTE 2 - PROPERTY AND EQUIPMENT.

Property and equipment at December 31 consists of:

                                                          1996      1997
                                                        ________  ________
                                                          (in thousands)

Computer and communications equipment                   $ 77,442  $ 92,154
Buildings and leasehold improvements                      50,166    80,463
Furniture and other equipment                             19,161    26,616
Land owned and leased                                     11,611    16,552
                                                        ________  ________
                                                         158,380   215,785
Accumulated depreciation and amortization                (57,173)  (73,288)
                                                        ________  ________
                                                        $101,207  $142,497
                                                        ________  ________
                                                        ________  ________

NOTE 3 - GOODWILL.

Goodwill of $7,937,000 arising from a 1992 acquisition is included in other assets and is being amortized over eleven years using the straight-line method. Accumulated amortization aggregates $3,228,000 at December 31, 1996 and $3,974,000 at December 31, 1997.

NOTE 4 - INCOME TAXES.

The provision for income taxes consists of:

                                                1995      1996        1997
                                              ________  ________   ________
                                                      (in thousands)
 Current income taxes
   Federal and foreign                        $ 46,350  $ 63,399   $ 88,061
   State and local                               7,274     9,531     15,624
 Deferred income taxes (tax benefits)              711      (322)    (2,477)
                                              ________  ________   ________
                                              $ 54,335  $ 72,608   $101,208
                                              ________  ________   ________
                                              ________  ________   ________

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Significant temporary differences resulted in deferred income taxes of $944,000 in 1995 related to accrued compensation and retirement costs and $1,139,000 in 1996 related to RPFI's undistributed earnings. Deferred tax benefits arising from significant temporary differences include $1,614,000 in 1996 and $1,161,000 in 1997 related to accrued compensation and retirement costs and $1,619,000 in 1997 related to depreciation expense.

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

The net deferred tax liability of $11,572,000 included in income taxes payable at December 31, 1997 consists of total deferred tax liabilities of $19,700,000 and total deferred tax assets of $8,128,000. Deferred tax liabilities include $3,438,000 arising from RPFI's undistributed earnings and $16,262,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $5,477,000 arising from deferred compensation and retirement costs and $1,167,000 arising from depreciation expense.

Cash outflows from operating activities include income taxes paid of $52,956,000 in 1995, $64,975,000 in 1996, and $86,897,000 in 1997.

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate.

                                                  1995     1996      1997
                                                 ______   ______    ______
 Statutory federal income tax rate                35.0%    35.0%     35.0%
 State income taxes, net of federal tax benefits   3.3      3.4       3.7
 Other items                                       (.5)      .3       (.5)
                                                 ______   ______    ______
 Effective income tax rate                        37.8%    38.7%     38.2%
                                                 ______   ______    ______
                                                 ______   ______    ______

NOTE 5 - COMMON STOCK AND STOCK-BASED COMPENSATION PLANS.

SHARES AUTHORIZED AND ISSUED.

A two-for-one split of the Company's common stock was effected at the close of business on April 30, 1996. Earnings per-share data in the accompanying consolidated financial statements and all per-share and share data in these notes have been adjusted to give retroactive effect to this stock split.

At December 31, 1997, the Company had reserved 19,699,387 shares of its unissued common stock for issuance upon the exercise of stock options and 840,000 shares for issuance under a plan whereby substantially all employees may acquire shares of Company stock through payroll deductions at prevailing market prices.

The Company's board of directors has authorized the future repurchase of up to 2,470,000 common shares at December 31, 1997.

Subsequent to year end, the Company's board of directors adopted resolutions to amend the Company's charter to effect a two-for-one split of common shares and increase authorized common shares from 200,000,000 to 500,000,000. This amendment has been recommended to the Company's stockholders for approval at their annual meeting on April 16, 1998.

DIVIDENDS.

The Company declared cash dividends per share of $.345 in 1995, $.445 in 1996 and $.56 in 1997.

FIXED STOCK OPTION PLANS.

The Company has five stock-based compensation plans (the 1986, 1990, 1993 and 1996 Stock Incentive Plans and the 1995 Director Stock Option Plan) under which it has granted fixed stock options with a maximum term of ten years to its employees and directors. Vesting of employee options is based solely on the individual continuing to render service to the Company and generally occurs over a 5-year graded schedule. The exercise price of each option granted is equivalent to the market price of the Company's stock at the date of grant. The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option awards. Accordingly, the Company has not recognized any related compensation expense in its consolidated statements of income.

The following table summarizes the status of and changes in the Company's stock option plans during the past three years.

                               Weighted-               Weighted-
                                average                 average
                               exercise      Options   exercise
                     Options     price     exercisable   price
                    _________ __________   ___________ _________
Outstanding at
 beginning of 1995 10,390,846   $10.58
Granted             2,483,000    26.03
Exercised          (1,031,042)    6.01
Forfeited            (192,220)   12.76
                   __________
Outstanding at
 end of 1995       11,650,584    14.24      4,924,384    $ 8.53
Granted             1,913,000    35.88
Exercised            (939,925)    7.28
Forfeited            (262,600)   18.04
                   __________
Outstanding at
 end of 1996       12,361,059    18.04      5,748,859     10.92
Granted             1,300,398    62.32
Exercised          (1,826,545)   10.46
Forfeited            (275,700)   25.56
                   __________
Outstanding at
 end of 1997       11,559,212    24.04      5,904,312     14.35
                   __________
                   __________

Additional information regarding stock options outstanding at December 31, 1997 follows.

                                            Weighted-
                                             average
                                Weighted-   remaining              Weighted-
                                 average   contractual              average
   Range of                     exercise    life (in               exercise
exercise prices    Outstanding    price      years)    Exercisable   price
______________________________ __________  ___________ ___________ _________
$3.59375 to 4.25      436,405    $ 3.75        2.4        436,405   $ 3.75
  5.6875 to 8.50    1,130,619      7.51        3.0      1,130,619     7.51
   9.375 to 14.0625 2,655,025     12.18        5.4      2,273,025    11.86
  16.125 to 23.75   2,095,120     16.20        6.9      1,043,520    16.25
  26.125 to 39.75   3,968,645     30.63        8.3      1,003,845    29.52
  58.125 to 69.25   1,273,398     62.74        9.8         16,898    62.30
                   __________                           _________
 3.59375 to 69.25  11,559,212     24.04        6.8      5,904,312    14.35
                   __________                           _________
                   __________                           _________

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to 1994. Accordingly, the Company estimated the grant-date fair value of each option awarded after 1994 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.6% in 1995 and 1996 and 1.5% in 1997, expected volatility of 27% in 1995 and 1996 and 29% in 1997, risk-free interest rate of 5.8% in 1995 and 1996 and 5.9% in 1997, and expected lives of 5.3 years in 1995, 5.1 years in 1996 and 4.7 years in 1997. Had compensation costs been determined including the weighted-average estimate of the fair value of each option granted of $7.85 in 1995, $10.65 in 1996, and $18.79 in 1997, pro forma net income would be $74,473,000 in 1995, $92,825,000 in 1996 and $134,871,000 in 1997. Pro forma basic earnings per share would be $1.30 in 1995, $1.62 in 1996, and $2.32 in 1997. Pro forma diluted earnings per share would be $1.22 in 1995, $1.50 in 1996, and $2.11 in 1997. These pro forma disclosures are not representative of the effects on reported net income and earnings per share for future years because the option grants were primarily made in the fourth quarter of each year, most options vest over several years, and additional awards are generally made each year.

NOTE 6 - EMPLOYEE RETIREMENT PLANS.

The Company sponsors two defined contribution retirement plans.
Additionally, the Company terminated its defined benefit pension plan in 1996 and settled all benefit obligations with plan participants in 1997. Net retirement plans expense was $8,985,000 in 1995, $10,048,000 in 1996, and $13,912,000 in 1997.

NOTE 7 - BORROWING FACILITIES.

A maximum of $20,000,000 is available to the Company under unused bank lines of credit at December 31, 1997.

In September 1995, the Company extinguished the $12,375,000 balance of its 9.77% promissory note due in 2001 and recognized an extraordinary charge of $1,049,000. Interest expense on this debt was $908,000 in 1995.

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES.

The Company occupies office facilities and rents equipment under noncancelable operating leases. Related rental expense was $16,969,000 in 1995, $20,050,000 in 1996, and $21,319,000 in 1997. Future minimum rental payments under these leases aggregate $12,932,000 in 1998, $11,216,000 in 1999, $10,285,000 in 2000, $8,515,000 in 2001, $8,488,000 in 2002, and
$31,540,000 in later years.

At December 31, 1997, the Company had outstanding commitments to invest an additional $6,896,000 in various investment partnerships and ventures.

Consolidated stockholders' equity at December 31, 1997 includes $40,971,000 which is restricted as to use under various regulations and agreements to which the Company and its subsidiaries are subject in the ordinary course of business.

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

NOTE 9 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

                                                    Basic      Diluted
                                                  earnings    earnings
                                       Net           per         per
                      Revenues       income         share       share
                      _________      _______      _________   _________
                          (in thousands except per-share amounts)
      1996
      ___________
      1st quarter     $132,412       $20,419        $.36         $.33
      2nd quarter      143,688        24,450         .43          .40
      3rd quarter      150,150        25,948         .45          .42
      4th quarter      159,820        27,636         .48          .44


      1997
      ___________
      1st quarter      167,959        28,547         .49          .45
      2nd quarter      180,088        33,782         .58          .53
      3rd quarter      199,769        41,337         .71          .64
      4th quarter      207,141        40,731         .69          .63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item as to the identification of the Company's executive officers and certain significant employees is contained as a separate item at the end of Part I of this Form 10-K Annual Report. The balance of the information required by this item as to the Company's directors and executive officers appears in the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by these Items appears in the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report.
   1.  Financial Statements:  See index at Item 8 of Part II.
   2.  Financial Statement Schedules:  None applicable.
   3. The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K. Exhibits 10.08 through 10.13 are compensatory plan arrangements.

        3.(i) Composite Restated Charter of T. Rowe Price Associates, Inc. as of April 12, 1996. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 1996; Accession No. 0000080255-96-000224.)

        3.(ii) Amended and Restated By-Laws of T. Rowe Price Associates,
               Inc. as of April 17, 1997. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 1997; Accession No. 0000080255-97-000369.)

       10.01 Form of Investment Management Agreement with each of the T. Rowe Price Funds. (Incorporated by reference from Form N-1A; Accession No. 0000313212-98-000006.)

       10.02   Transfer Agency and Service Agreement dated as of January 1,

               1998 between each of the T. Rowe Price Funds and T. Rowe Price Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 0000313212-98-000006.)

       10.03 Agreement dated January 1, 1998 between T. Rowe Price Retirement Plan Services, Inc. and each of the T. Rowe Price Taxable Funds. (Incorporated by reference from Form N-1A; Accession No. 0000313212-98-000006.)

       10.04 Form of Underwriting Agreement between each of the T. Rowe Price Funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 0000313212-98-000006.)

       10.05 Agreement dated February 21, 1996 between TRP Suburban Second, Inc. and Riparius Construction, Inc. as Construction Manager and Constructor (Incorporated by reference from Form SE to the Form 10-Q for the quarterly period ended March 31, 1996; Accession No. 0000080255-96-000224.)

       10.06P Agreement dated February 11, 1998 between TRP Suburban Second, Inc. and Riparius Construction, Inc. as Construction Manager and Constructor (Filed in paper on Form SE to this Form 10-K Annual Report pursuant to a continuing hardship exemption.)

       10.07 Amended, Restated, and Consolidated Office Lease dated as of May 22, 1997 between 100 East Pratt Street Limited
               Partnership and T. Rowe Price Associates, Inc.

       10.08 1986 Employee Stock Purchase Plan of T. Rowe Price Associates, Inc. as Amended to April 5, 1990. (Incorporated by reference from Exhibit A to the Definitive Proxy Statement for the 1990 Annual Meeting of Stockholders which is included in the 1989 Annual Report on Form 10-K [File No. 0-14282].)

       10.09 T. Rowe Price Associates, Inc. 1986 Stock Incentive Plan. (Incorporated by reference from Form S-1 Registration Statement [File No. 33-3398].)

       10.10 T. Rowe Price Associates, Inc. 1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573].)

       10.11 T. Rowe Price Associates, Inc. 1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

       10.12 T. Rowe Price Associates, Inc. 1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 000933259-95-000009; CIK 0000080255.)

       10.13 T. Rowe Price Associates, Inc. 1996 Stock Incentive Plan (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031; CIK 0000080255.)

       21      Subsidiaries of T. Rowe Price Associates, Inc.

       23      Consent of Independent Accountants, Price Waterhouse LLP.

       27      Financial Data Schedule.

(b)  Reports on Form 8-K:  None were filed during the last quarter of 1997.


SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1998.

T. Rowe Price Associates, Inc.

By: /s/ George A. Roche, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1998.

/s/ George A. Roche, Chairman and Director
/s/ James S. Riepe, Vice Chairman and Director
/s/ M. David Testa, Vice Chairman and Director
/s/ George J. Collins, Director
/s/ James E. Halbkat, Jr., Director
/s/ Henry H. Hopkins, Director
/s/ James A.C. Kennedy, Director
/s/ John H. Laporte, Director
/s/ Richard L. Menschel, Director
/s/ William T. Reynolds, Director
/s/ Brian C. Rogers, Director
/s/ John W. Rosenblum, Director
/s/ Robert L. Strickland, Director
/s/ Philip C. Walsh, Director
/s/ Anne Marie Whittemore, Director
/s/ Alvin M. Younger, Jr., Chief Financial and Accounting Officer