Form 10-Q
period 1998-03-31
PRICE T ROWE ASSOCIATES INC /MD/
filed 1998-04-23
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  MARCH 31, 1998.

Commission file number:  000-14282.

Exact name of registrant as specified in its charter:
T. ROWE PRICE ASSOCIATES, INC.

State of incorporation:  MARYLAND.

I.R.S. Employer Identification No.:  52-0556948.

Address and Zip Code of principal executive offices: 100 EAST PRATT STREET, BALTIMORE, MARYLAND 21202.

Registrant's telephone number, including area code:  (410) 345-2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 118,875,354 SHARES AT APRIL 15, 1998, RESTATED FOR THE TWO-FOR-ONE STOCK SPLIT TO BE EFFECTED AT APRIL 30, 1998.

Exhibit index is at Item 6(a) on page 11.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                        12/31/97  03/31/98
                                                        ________  ________
ASSETS
Cash and cash equivalents                               $200,409  $215,793
Accounts receivable                                       86,795    94,255
Investments in sponsored mutual funds                    173,729   200,604
Partnership and other investments                         19,030    18,781
Property and equipment (Note 2)                          142,497   142,737
Other assets                                              23,607    16,771
                                                        ________  ________
                                                        $646,067  $688,941
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 30,722  $ 31,062
 Accrued compensation and retirement costs                49,694    33,598
 Income taxes payable                                     19,102    42,640
 Dividends payable                                        10,039    10,088
 Minority interests in consolidated subsidiaries          49,837    38,332
                                                        ________  ________
     Total liabilities                                   159,394   155,720
                                                        ________  ________

Commitments and contingent liabilities (Note 2)

Stockholders' equity
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  200,000,000 shares in 1997 and 500,000,000 shares
  in 1998, including 300,000,000 shares authorized on
  on April 16, 1998; issued 59,097,705 shares in
  1997 and 118,705,104 shares in 1998, including
  59,352,552 shares to be issued in the two-for-one
  stock split at April 30, 1998 (Note 3)                  11,819    23,741
 Capital in excess of par value                           30,707    23,330
 Retained earnings                                       415,279   446,480
 Accumulated other comprehensive income                   28,868    39,670

                                                        ________  ________
     Total stockholders' equity                          486,673   533,221
                                                        ________  ________
                                                        $646,067  $688,941
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)


                                                        Three months ended
                                                        ___________________
                                                       03/31/97   03/31/98
                                                       ________   ________

Revenues
  Investment advisory fees                             $129,297   $163,717
  Administrative fees                                    35,135     42,164
  Investment and other income                             3,527      4,553
                                                       ________   ________
                                                        167,959    210,434
                                                       ________   ________

Expenses
  Compensation and related costs                         59,182     70,400
  Advertising and promotion                              17,457     20,072
  Occupancy and equipment                                13,756     18,885
  International investment research fees                 10,957     12,560
  Other operating expenses                               12,266     12,921
                                                       ________   ________
                                                        113,618    134,838
                                                       ________   ________

Income before income taxes and minority interests        54,341     75,596
Provision for income taxes                               21,124     28,927
                                                       ________   ________
Income from consolidated companies                       33,217     46,669
Minority interests in consolidated subsidiaries           4,670      5,379
                                                       ________   ________
Net income                                             $ 28,547   $ 41,290
                                                       ________   ________
                                                       ________   ________

Basic earnings per share                               $    .25   $    .35
                                                       ________   ________
                                                       ________   ________
Diluted earnings per share                             $    .22   $    .32
                                                       ________   ________
                                                       ________   ________

Dividends declared per share                           $   .065   $   .085
                                                       ________   ________
                                                       ________   ________

Weighted average shares outstanding                     115,554    118,495
                                                       ________   ________
                                                       ________   ________
Weighted average shares outstanding -
 assuming dilution                                      127,082    129,933
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Three months ended
                                                       __________________
                                                       03/31/97  03/31/98
                                                       ________  ________
Cash flows from operating activities
  Net income                                           $ 28,547  $ 41,290
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization of property
    and equipment                                         5,071     7,928
    Minority interests in consolidated subsidiaries       4,670     5,379
    Increase in accounts receivable                      (2,009)   (7,460)
    Change in accounts payable and accrued liabilities   (4,858)   (6,174)
    Increase in accrued income taxes payable             15,031    19,632
    Other changes in assets and liabilities                (954)      314
                                                       _________ ________
  Net cash provided by operating activities              45,498    60,909
                                                       ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                  (2,292)   (9,813)
  Additions to property and equipment                   (14,247)  (11,130)
                                                       ________  ________
  Net cash used in investing activities                 (16,539)  (20,943)
                                                       ________  ________

Cash flows from financing activities
  Purchases of stock                                     (6,465)       --
  Receipts relating to stock issuances                    3,701     2,471
  Dividends paid to stockholders                         (7,484)  (10,039)
  Distributions to minority interests                        --   (17,014)
                                                       ________  ________
  Net cash used in financing activities                 (10,248)  (24,582)
                                                       ________  ________

Cash and cash equivalents
  Net increase during period                             18,711    15,384
  At beginning of period                                114,551   200,409
                                                       ________  ________
  At end of period                                     $133,262  $215,793
                                                       ________  ________
                                                       ________  ________











See the accompanying notes to the condensed consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

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


Balance at December 31, 1997,
 59,097,705 common shares    $11,819  $30,707  $415,279   $28,868  $486,673
Comprehensive income
 Net income                                      41,290
 Unrealized security
  holding gains                                            10,802
 Total comprehensive income                                          52,092
254,847 common shares
 issued under stock-based
 compensation plans               51    4,493                         4,544
Dividends declared                              (10,088)            (10,088)
59,352,552 shares issued in
 2-for-1 split of common
 stock at April 30, 1998      11,871  (11,870)       (1)                 --
                             _______  _______  ________   _______  ________
Balance at March 31, 1998,
 118,705,104 common shares   $23,741  $23,330  $446,480   $39,670  $533,221

                             _______  _______  ________   _______  ________
                             _______  _______  ________   _______  ________




















See the accompanying notes to the condensed consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment portfolios and to private accounts of other institutional and individual investors, primarily domiciled in the United States of America. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. Assets under management at March 31, 1998 total $139.3 billion, including $90.6 billion in the sponsored T. Rowe Price mutual funds.

The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The unaudited interim financial information contained in the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1997 Annual Report to Stockholders.

NOTE 2 - COMMITMENTS AND CONTINGENT LIABILITIES.

On February 11, 1998, the Company entered into an agreement to construct two office buildings having a combined 360,000 square feet of floor space and two parking garages for an aggregate price of $70.8 million. The facilities will be erected on land owned in Owings Mills, Maryland.

NOTE 3 - SUBSEQUENT EVENT - COMMON STOCK.

On April 16, 1998, the Company's stockholders approved an amendment of the Company's charter which increased the Company's authorized shares from 200,000,000 to 500,000,000 and split the outstanding common shares two-for-one. Additional common shares ($.20 par value) resulting from the split will be issued at the close of business on April 30, 1998. All per share and share data in the accompanying unaudited condensed consolidated financial statements have been adjusted to give retroactive effect to the stock split.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated financial statements of T. Rowe Price Associates, Inc. and its subsidiaries as of March 31, 1998, and for the three-month periods ended March 31, 1997 and 1998, appearing on pages two through six of this Form 10-Q Quarterly Report. These financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, of cash flows, and of stock-holders' equity for the year then ended (not presented herein), and in our report dated January 26, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PRICE WATERHOUSE LLP

Baltimore, Maryland
April 22, 1998


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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of its individual and institutional investment advisory clients. At March 31, 1998, total assets under management are $139.3 billion, including $90.6 billion in the Funds. Equity investments comprise 74% of total assets under management.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 VERSUS 1997.

Net income increased $12.7 million or 45% to $41.3 million or diluted earnings per share of $0.32 from $28.5 million or diluted earnings per share of $0.22. Earnings per share have been retroactively restated for the two-for-one stock split to be effected at the end of April 1998. Total revenues increased 25% from $168 million to more than $210 million, led by an increase of $34.4 million in investment advisory fees.

Investment advisory fees from the Funds increased $23.9 million as the Fund's average assets under management during the first quarter rose $18.0 billion to $85.0 billion. Fund assets totaled $90.6 billion at March 31, 1998, up $9.5 billion from December 31, 1997. Stock funds, which totaled $70.5 billion at March 31, 1998, accounted for most of the increase. Net cash inflows to the Funds during first quarter of 1998 were nearly $1.9 billion with the balance of Fund asset growth coming from market gains. Advisory fees from private accounts and other sponsored investment portfolios contributed the balance of the investment advisory revenue gains. These assets under management rose to $48.7 billion at March 31, 1998, up $5.5 billion from December 31, 1997 and $12.4 billion from March 31, 1997. Total assets under management closed the first quarter at $139.3 billion, up from $124.3 billion at December 31, 1997 and $102.9 billion at March 31, 1997.

Administrative fees from services to the Funds and their shareholders grew $7.0 million to $42.2 million. Revenue gains were primarily attributable to the Company's defined contribution retirement plan recordkeeping services and mutual fund transfer agent; however, increases in related operating expenses offset these gains.

Investment and other income rose $1.0 million due to greater income from the Company's larger money market fund holdings.

Operating expenses increased 19% to $134.8 million. Greater compensation and related costs, which were up $11.2 million, were attributable to a 20% increase in the number of associates as well as the greater use of temporary employees, primarily to support the Company's growing technology support and administrative services operations. At the end of the first quarter, the Company employed nearly 3,200 associates.

Advertising and promotion expenditures increased 15% to $20.1 million as the Company endeavored to take advantage of favorable marketing conditions including opportunities presented by the new Roth IRA. These expenditures will vary over time as market conditions and cash flows to the Funds warrant. Occupancy and equipment expense was up due to the expansion of operating facilities and equipment acquisitions, primarily investments in technology. International investment research fees increased 15% or $1.6 million as international assets under management rose to $33.6 billion, including $18.3 billion in the Funds.

Higher net income reported on a separate company basis by the Company's 50%- owned subsidiary, Rowe Price-Fleming International, Inc. (RPFI), resulted in the increase in income attributable to minority interests.

FORWARD-LOOKING INFORMATION.

Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-Q Quarterly Report, may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company's market capitalization on January 28, 1997 was less than $2.5 billion, this item is not applicable until the filing of the 1998 Form 10-K Annual Report.


PART II.  OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1998 annual meeting of the Company's stockholders was held on April 16, 1998. The Company's proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 59,254,226 as of the record date of February 13, 1998.

Management's 14 nominees for the Board of Directors were elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and have qualified. The tabulation of votes was:

         Nominee                    For              Withheld
         ________________           __________       _________

         J.E. Halbkat, Jr.          51,122,088         650,059
         H.H. Hopkins               51,105,120         707,027
         J.A.C. Kennedy             51,014,787         797,360
         J.H. Laporte               51,023,078         789,069
         R.L. Menschel              51,102,802         709,345
         W.T. Reynolds              51,095,336         716,812
         J.S. Riepe                 50,999,104         813,043
         G.A. Roche                 51,104,023         708,125
         B.C. Rogers                51,123,144         689,004
         J.W. Rosenblum             51,121,293         690,854
         R.L. Strickland            51,104,458         707,689
         M.D. Testa                 51,121,771         690,376
         P.C. Walsh                 51,118,644         693,503
         A.M. Whittemore            51,121,578         690,569

The charter amendment to effect a two-for-one stock split and to increase the Company's authorized common shares to 500,000,000 was approved by a vote of 41,930,290 for; 9,757,992 against; and 45,089 abstentions. Broker non-votes were 78,776.

The 1998 Director Stock Option Plan was approved by a vote of: 39,206,784 for; 12,256,330 against; and 349,032 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

    3.(i) - Composite Restated Charter of T. Rowe Price Associates, Inc. as of April 16, 1998.

   15     -  Letter from Price Waterhouse LLP, independent accountants, re unaudited interim financial information.

   27     -  Financial Data Schedule.

All other items in Part II are omitted because they are not applicable or the answers are none.

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 23, 1998.

T. Rowe Price Associates, Inc.



/s/ Alvin M. Younger, Jr.,  Chief Financial & Accounting Officer