Form 10-Q
period 1998-06-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 1998-07-22
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  JUNE 30, 1998.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 119,535,933 SHARES AT
JULY 21, 1998.

Exhibit index is at Item 6(a) on page 12.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                        12/31/97  06/30/98
                                                        ________  ________
ASSETS
Cash and cash equivalents                               $200,409  $248,731
Accounts receivable                                       86,795    96,404
Investments in sponsored mutual funds                    173,729   197,473
Partnership and other investments                         19,030    15,836
Property and equipment (Note 2)                          142,497   149,685
Other assets                                              23,607    16,540
                                                        ________  ________
                                                        $646,067  $724,669
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 30,722  $ 30,421
 Accrued compensation and retirement costs                49,694    52,078
 Income taxes payable                                     19,102    14,096
 Dividends payable                                        10,039    10,157
 Minority interests in consolidated subsidiaries          49,837    43,432
                                                        ________  ________
     Total liabilities                                   159,394   150,184
                                                        ________  ________

Commitments and contingent liabilities (Note 2)

Stockholders' equity
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  200,000,000 shares in 1997 and 500,000,000 shares
  in 1998; issued 59,097,705 shares in
  1997 and 119,504,242 shares in 1998 (Note 3)            11,819    23,901
 Capital in excess of par value                           30,707    31,269
 Retained earnings                                       415,279   481,192
 Accumulated other comprehensive income                   28,868    38,123

                                                        ________  ________
     Total stockholders' equity                          486,673   574,485
                                                        ________  ________
                                                        $646,067  $724,669
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)

                                       Three months      Six months
                                           ended            ended
                                         June 30,         June 30,
                                     __________________________________
                                       1997    1998     1997     1998
                                     ________ ________________ ________

Revenues
  Investment advisory fees          $141,549 $176,750 $270,846 $340,467
  Administrative fees                 34,694   43,361   69,829   85,525
  Investment and other income          3,845    2,198    7,372    6,751
                                    ________ ________ ________ ________
                                     180,088  222,309  348,047  432,743
                                    ________ ________ ________ ________

Expenses
  Compensation and related costs      62,257   75,906  121,439  146,306
  Advertising and promotion           13,742   16,983   31,199   37,055
  Occupancy and equipment             14,989   20,071   28,745   38,956
  International investment
   research fees                      11,782   12,553   22,739   25,113
  Other operating expenses            14,236   15,042   26,502   27,963
                                    ________ ________ ________ ________
                                     117,006  140,555  230,624  275,393
                                    ________ ________ ________ ________

Income before income taxes and
 minority interests                   63,082   81,754  117,423  157,350
Provision for income taxes            24,162   31,602   45,286   60,529
                                    ________ ________ ________ ________
Income from consolidated companies 38,920 50,152 72,137 96,821 Minority interests in consolidated
 subsidiaries                          5,138    5,283    9,808   10,662
                                    ________ ________ ________ ________
Net income                          $ 33,782 $ 44,869 $ 62,329 $ 86,159
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Basic earnings per share            $    .29 $    .38 $    .54 $    .72
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________
Diluted earnings per share          $    .27 $    .34 $    .49 $    .66
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Dividends declared per share        $   .065 $   .085 $    .13 $    .17
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Weighted average shares outstanding  115,818  119,209  115,687  118,854
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________
Weighted average shares outstanding-
 assuming dilution                   127,028  130,598  127,055  130,267
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Six months ended
                                                       __________________
                                                       06/30/97  06/30/98
                                                       ________  ________
Cash flows from operating activities
  Net income                                           $ 62,329  $ 86,159
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization of property
    and equipment                                        11,102    15,900
    Minority interests in consolidated subsidiaries       9,808    10,662
    Increase in accounts receivable                     (10,182)   (9,609)
    Change in accounts payable and accrued liabilities   10,514     7,759
    Other changes in assets and liabilities                 669     2,463
                                                       _________ ________
  Net cash provided by operating activities              84,240   113,334
                                                       ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                 (10,026)  (13,330)
  Proceeds from disposition of sponsored mutual funds        --     3,957
  Partnership and other investments                      (3,432)     (579)
  Liquidation of partnership and other investments        5,696     2,116
  Additions to property and equipment                   (29,827)  (24,874)
                                                       ________  ________
  Net cash used in investing activities                 (37,589)  (32,710)
                                                       ________  ________

Cash flows from financing activities
  Purchases of stock                                     (9,655)       --
  Receipts relating to stock issuances                    5,117     4,855
  Dividends paid to stockholders                        (15,008)  (20,127)
  Distributions to minority interests                    (7,370)  (17,030)
                                                       ________  ________
  Net cash used in financing activities                 (26,916)  (32,302)
                                                       ________  ________

Cash and cash equivalents
  Net increase during period                             19,735    48,322
  At beginning of year                                  114,551   200,409
                                                       ________  ________
  At end of period                                     $134,286  $248,731
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

                         T. ROWE PRICE ASSOCIATES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                          Accumu-
                                      Capital               lated
                              Common       in               other     Total
                               stock   excess             compre-    stock-
                               - par   of par  Retained   hensive  holders'
                               value    value  earnings    income    equity
                             _______  _______  ________  ________  ________
Balance at December 31, 1997,
 59,097,705 common shares    $11,819  $30,707  $415,279   $28,868  $486,673
Comprehensive income
 Net income                                      86,159
 Unrealized security
  holding gains                                             9,255
 Total comprehensive income                                          95,414
812,249 common shares
 issued under stock-based
 compensation plans              163   12,481                        12,644
Dividends declared                              (20,246)            (20,246)
59,594,288 shares issued in
 2-for-1 split of common
 stock at April 30, 1998      11,919  (11,919)                           --
                             _______  _______  ________   _______  ________
Balance at June 30, 1998,
 119,504,242 common shares   $23,901  $31,269  $481,192   $38,123  $574,485

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

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment portfolios and to private accounts of other institutional and individual investors, primarily domiciled in the United States of America. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. Assets under management at June 30, 1998 total $141.9 billion, including $91.4 billion in the sponsored T. Rowe Price mutual funds.

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

NOTE 2 - COMMITMENTS AND CONTINGENT LIABILITIES.

On February 11, 1998, the Company entered into an agreement to construct two office buildings having a combined 360,000 square feet of floor space and two parking garages. On June 17, 1998, the agreement was amended to include an aggregate guaranteed maximum price of $70,840,000. The facilities will be erected on land owned in Owings Mills, Maryland.

NOTE 3 - COMMON STOCK SPLIT.

On April 30, 1998, the Company's outstanding common shares split two-for-one. All per share and share data in the accompanying unaudited condensed consolidated statements of income have been adjusted to give retroactive effect to the stock split.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated financial statements of T. Rowe Price Associates, Inc. and its subsidiaries as of June 30, 1998, and for the three- and six-month periods ended June 30, 1997 and 1998, appearing on pages two through six of this Form 10-Q Quarterly Report. These financial statements are the responsibility of the company's management.

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




/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
July 21, 1998


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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of its individual and institutional investment advisory clients. At June 30, 1998, total assets under management are $141.9 billion, including $91.4 billion in the Funds. Equity investments compose nearly 74% of total assets under management.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VERSUS 1997.

Net income increased $11.1 million or 33% to $44.9 million or diluted earnings per share of $0.34 from $33.8 million or diluted earnings per share of $0.27. Earnings per share have been retroactively restated for the two-for-one stock split effected at April 30, 1998. Total revenues increased 23% from $180 million to $222 million, led by an increase of $35.2 million in investment advisory fees.

Investment advisory fees from the Funds increased nearly $27.8 million as the Fund's average assets under management during the second quarter rose $20.6 billion to $91.1 billion. Fund assets totaled $91.4 billion at June 30, 1998, up $10.3 billion from December 31, 1997. Stock funds, which totaled $70.7 billion at June 30, 1998, accounted for approximately 85% of the increase. Net cash inflows to the Funds during the second quarter of 1998 were nearly $1.4 billion with the balance of the change in Fund assets coming primarily from declines in value of the funds' investment portfolios. As of July 19, fund assets had risen nearly $3.0 billion since June 30, including net cash inflows of about $430 million. Advisory fees from private accounts and other sponsored investment portfolios contributed the balance of the investment advisory revenue gains. These assets under management rose to $50.5 billion at June 30, 1998, up $7.4 billion from December 31, 1997 and $9.0 billion over the past twelve months. Total assets under management closed the second quarter at $141.9 billion, up from $124.3 billion at December 31, 1997 and $116.9 billion at June 30, 1997.

Administrative fees from services to the Funds and their shareholders grew $8.7 million to $43.4 million. Revenue gains were primarily attributable to the Company's defined contribution retirement plan recordkeeping services and mutual fund transfer agent; however, increases in related operating expenses offset these gains.

Investment and other income fell $1.6 million due primarily to a decline in value of investment portfolios held by certain partnerships in which the company invests.

Operating expenses increased 20% to $140.6 million. Compensation and related costs were up $13.6 million due to higher rates of compensation including performance-based bonus accruals and a 16% increase in the number of associates as well as the greater use of temporary employees, primarily in the Company's growing technology support and administrative services operations. At the end of the second quarter, the Company employed more than 3,250 associates.

Advertising and promotion expenditures increased 24% to $17.0 million as the Company continued to take advantage of favorable marketing conditions for its investment portfolios. These expenditures will vary over time as market conditions and cash flows to the Funds warrant. Occupancy and equipment expense was up 34% due to the recent expansion of operating facilities and equipment acquisitions, primarily investments in technology.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 VERSUS 1997.

Net income increased $23.8 million or 38% to $86.2 million or diluted earnings per share of $0.66 versus $0.49 in 1997. Total revenues increased 24% from $348 million to almost $433 million, led by an increase of $69.6 million in investment advisory fees.

Investment advisory fees from the Funds increased nearly $51.7 million as the Fund's average assets under management during the first half rose $19.5 billion to $88.1 billion. Net cash inflows to the Funds during the first half of 1998 were more than $3.2 billion with the balance of Fund asset growth coming from market gains. Approximately 70% of the net inflows were to stock funds. Advisory fees from private accounts and other sponsored investment portfolios contributed the balance of the investment advisory revenue gains.

Administrative fees from services to the Funds and their shareholders grew $15.7 million to $85.5 million. Revenue gains were primarily attributable to the Company's defined contribution retirement plan recordkeeping services and mutual fund transfer agent; however, increases in related operating expenses offset these gains.

Operating expenses increased 19% to $275.4 million. Compensation and related costs were up nearly $24.9 million while occupancy and equipment costs rose $10.2 million or 36%. Growth in technology support and administrative services operations contributed significantly to these increases.

International investment research fees increased 10% or $2.4 million. During the first half of 1997, international assets under management grew from $29.2 billion to $33.8 billion while 1998 totals have been flat on both March 31 and June 30, at $33.6 billion including $18 billion in the Funds. International assets are managed by the Company's 50%-owned subsidiary, Rowe Price-Fleming International, Inc. (RPFI).

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


PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

On July 6, 1998, RPFI, the T. Rowe Price International Stock Fund (the Fund) and the Fund's five directors were named as defendants in an action, Migdal
v. Rowe Price-Fleming International, Inc., et al., filed in the United States District Court for the District of Maryland. The Complaint seeks to invalidate the advisory agreement between RPFI and the Fund, and seeks recovery of an unspecified amount of advisory fees paid by the Fund to RPFI. This relief is sought based on an allegation that the Fund does not have a sufficient number of independent directors, as required by the Investment Company Act of 1940, as amended, because the Fund's independent directors serve on multiple boards of directors within the T. Rowe Price mutual fund complex and receive substantial compensation in the form of director fees.

The Company and RPFI believe that the factual and legal basis on which the complaint is based is wholly unfounded, and RPFI and the other defendants intend to defend the case vigorously. Among other things, the Company has been advised that the structure of the board of the Fund complies with all applicable federal and state legal and regulatory requirements and practices, as well as with established industry norms. Accordingly, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

     15 - Letter from PricewaterhouseCoopers LLP, independent accountants, re unaudited interim financial information.

     27  - Financial Data Schedule.

All other items in Part II are omitted because they are not applicable or the answers are none.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 22, 1998.

T. Rowe Price Associates, Inc.

/s/ Alvin M. Younger, Jr.,  Chief Financial & Accounting Officer