Form 10-Q
period 1998-09-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 1998-11-10
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  SEPTEMBER 30, 1998.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 119,281,143 SHARES AT NOVEMBER 9, 1998.

Exhibit index is at Item 6(a) on page 13.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                        12/31/97  09/30/98
                                                        ________  ________
ASSETS
Cash and cash equivalents                               $200,409  $287,780
Accounts receivable                                       86,795    91,943
Investments in sponsored mutual funds                    173,729   164,202
Partnership and other investments                         19,030    16,100
Property and equipment (Note 2)                          142,497   157,645
Other assets                                              23,607    14,215
                                                        ________  ________
                                                        $646,067  $731,885
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 30,722  $ 28,570
 Accrued compensation and retirement costs                49,694    74,263
 Income taxes payable                                     19,102     6,896
 Dividends payable                                        10,039    10,121
 Minority interests in consolidated subsidiaries          49,837    48,580
                                                        ________  ________
     Total liabilities                                   159,394   168,430
                                                        ________  ________

Commitments and contingent liabilities (Note 2)

Stockholders' equity
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  200,000,000 shares in 1997 and 500,000,000 shares
  in 1998; issued 59,097,705 shares in
  1997 and 119,132,378 shares in 1998 (Note 3)            11,819    23,826
 Capital in excess of par value                           30,707    30,380
 Retained earnings                                       415,279   487,173
 Accumulated other comprehensive income                   28,868    22,076

                                                        ________  ________
     Total stockholders' equity                          486,673   563,455
                                                        ________  ________
                                                        $646,067  $731,885
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)

                                       Three months      Nine months
                                           ended            ended
                                       September 30,    September 30,
                                     ________________ _________________
                                       1997    1998     1997     1998
                                     ________ _______ ________ ________

Revenues
  Investment advisory fees          $158,233 $170,214 $429,079 $510,681
  Administrative fees                 37,533   42,919  107,362  128,444
  Investment and other income          4,003    5,426   11,375   12,177
                                    ________ ________ ________ ________
                                     199,769  218,559  547,816  651,302
                                    ________ ________ ________ ________

Expenses
  Compensation and related costs      66,623   78,153  188,062  224,459
  Advertising and promotion           13,419   13,764   44,618   50,819
  Occupancy and equipment             18,934   22,293   47,679   61,249
  International investment
   research fees                      13,145   10,657   35,884   35,770
  Other operating expenses            13,029   15,223   39,531   43,186
                                    ________ ________ ________ ________
                                     125,150  140,090  355,774  415,483
                                    ________ ________ ________ ________

Income before income taxes and
 minority interests                   74,619   78,469  192,042  235,819
Provision for income taxes            27,968   30,094   73,254   90,623
                                    ________ ________ ________ ________
Income from consolidated companies 46,651 48,375 118,788 145,196 Minority interests in consolidated
 subsidiaries                          5,314    5,401   15,122   16,063
                                    ________ ________ ________ ________
Net income                          $ 41,337 $ 42,974 $103,666 $129,133
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Basic earnings per share            $    .36 $    .36 $    .89 $   1.08
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________
Diluted earnings per share          $    .32 $    .33 $    .81 $    .99
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Dividends declared per share        $   .065 $   .085 $   .195     .255
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Weighted average shares outstanding  116,331  119,429  115,904  119,047
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________
Weighted average shares outstanding-
 assuming dilution                   128,508  130,096  127,545  130,209
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Nine months ended
                                                       __________________
                                                       09/30/97  09/30/98
                                                       ________  ________
Cash flows from operating activities
  Net income                                           $103,666  $129,133
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization of property
    and equipment                                        19,371    24,286
    Minority interests in consolidated subsidiaries      15,122    16,063
    Increase in accounts receivable                     (14,649)   (5,148)
    Change in accounts payable and accrued liabilities   34,888    31,804
    Other changes in assets and liabilities              (2,333)    3,687
                                                       _________ ________
  Net cash provided by operating activities             156,065   199,825
                                                       ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                 (10,453)  (13,690)
  Proceeds from disposition of sponsored mutual funds        --    13,955
  Partnership and other investments                      (1,789)   (1,113)
  Liquidation of partnership and other investments        6,348     2,686
  Additions to property and equipment                   (53,070)  (41,247)
                                                       ________  ________
  Net cash used in investing activities                 (58,964)  (39,409)
                                                       ________  ________

Cash flows from financing activities
  Purchases of stock                                     (9,655)  (33,666)
  Receipts relating to stock issuances                    8,645     7,951
  Dividends paid to stockholders                        (22,545)  (30,285)
  Distributions to minority interests                    (7,370)  (17,045)
                                                       ________  ________
  Net cash used in financing activities                 (30,925)  (73,045)
                                                       ________  ________

Cash and cash equivalents
  Net increase during period                             66,176    87,371
  At beginning of year                                  114,551   200,409
                                                       ________  ________
  At end of period                                     $180,727  $287,780
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

                         T. ROWE PRICE ASSOCIATES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                          Accumu-
                                      Capital               lated
                              Common       in               other     Total
                               stock   excess             compre-    stock-
                               - par   of par  Retained   hensive  holders'
                               value    value  earnings    income    equity
                             _______  _______  ________  ________  ________
Balance at December 31, 1997,
 59,097,705 common shares    $11,819  $30,707  $415,279   $28,868  $486,673
Comprehensive income
 Net income                                     129,133
 Change in unrealized
  security holding gains                                   (6,792)
 Total comprehensive income                                         122,341
1,560,385 common shares
 issued under stock-based
 compensation plans              312   18,162                        18,474
1,120,000 common shares
 repurchased                    (224)  (6,570)  (26,872)            (33,666)
Dividends declared                              (30,367)            (30,367)
59,594,288 shares issued in
 2-for-1 split of common
 stock at April 30, 1998      11,919  (11,919)                           --
                             _______  _______  ________   _______  ________
Balance at September 30,
 1998, 119,132,378 common
 shares                      $23,826  $30,380  $487,173   $22,076  $563,455
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

                         T. ROWE PRICE ASSOCIATES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds and investment portfolios and to private accounts of other institutional and individual investors, primarily domiciled in the United States of America. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. Assets under management at September 30, 1998 total $129.5 billion, including more than $82.9 billion in the sponsored T. Rowe Price mutual funds.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated financial statements of T. Rowe Price Associates, Inc. and its subsidiaries as of September 30, 1998, and for the three- and nine-month periods ended September 30, 1997 and 1998, appearing on pages two through six of this Form 10-Q Quarterly Report. These financial statements are the responsibility of the company's management.

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

Baltimore, Maryland
October 19, 1998


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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of its individual and institutional investment advisory clients. At September 30, 1998, total assets under management are $129.5 billion, including more than $82.9 billion in the Funds. Equity investments compose approximately 70% of total assets under management.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS 1997.

Net income increased $1.6 million or 4% to nearly $43 million or diluted earnings per share of $0.33 from $41.3 million or diluted earnings per share of $0.32. Earnings per share have been retroactively restated for the two-for-one stock split effected at April 30, 1998. Total revenues increased 9% from $199.8 million to $218.6 million, led by an increase of $12.0 million in investment advisory fees.

Investment advisory fees from the Funds increased $8.8 million as the Funds' average assets under management during the third quarter rose $8.4 billion to $87.4 billion. Fund assets totaled more than $82.9 billion at September 30, 1998, up $1.8 billion from December 31, 1997. Net cash inflows to the Funds during the third quarter of 1998 were $400 million. Lower end of period Fund assets are the result of financial market declines during the 1998 quarter. Advisory fees from private accounts and other sponsored investment portfolios contributed the balance of the investment advisory revenue gains. These assets under management rose to $46.6 billion at September 30, 1998, up $3.4 billion from December 31, 1997 and $3.5 billion over the past twelve months. Total assets under management closed the third quarter at $129.5 billion, up from $124.3 billion at December 31, 1997 and $124.7 billion at September 30, 1997. Because assets under management are the primary source of the Company's revenues, future quarterly results could be adversely affected if the financial markets do not remain at levels experienced earlier this year.

Administrative fees from services to the Funds and their shareholders grew $5.4 million to $42.9 million. Revenue gains were primarily attributable to the Company's defined contribution retirement plan recordkeeping services and mutual fund transfer agent; however, increases in related operating expenses offset these gains.

Investment and other income rose $1.4 million due primarily to greater income on larger money market fund holdings.

Operating expenses increased 12% to $140.1 million. Compensation and related costs were up $11.5 million due to higher rates of compensation and a 16% increase in the number of associates, primarily in the Company's growing technology support and administrative services operations. At the end of the third quarter, the Company employed more than 3,380 associates.

Advertising and promotion expenditures increased about 3% to $13.8 million. These expenditures will vary over time as market conditions and cash flows to the Funds warrant. The Company expects to increase advertising expenditures in the fourth quarter of 1998 to a level similar to that of the same period in 1997. Occupancy and equipment expense was up 18% due to the recent expansion of operating facilities and equipment acquisitions, primarily investments in technology.

International investment research fees were down as international assets under management decreased to $28.5 billion at September 30, 1998 from $33.0 billion at September 30, 1997. International assets are managed by the Company's 50%-owned subsidiary, Rowe Price-Fleming International, Inc.
(RPFI).

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS 1997.

Net income increased $25.5 million or nearly 25% to $129.1 million or diluted earnings per share of $0.99 versus $0.81 in 1997. Total revenues increased 19% from almost $548 million to $651 million, led by an increase of $81.6 million in investment advisory fees.

Investment advisory fees from the Funds increased $60.5 million as the Funds' average assets under management during the first nine months rose more than $15.4 billion to $87.9 billion. Net cash inflows to the Funds during the first nine months of 1998 were $3.6 billion. Almost 80% of the net inflows were to the domestic stock funds. Advisory fees from private accounts and other sponsored investment portfolios contributed the balance of the investment advisory revenue gains.

Administrative fees from services to the Funds and their shareholders grew $21.1 million to $128.4 million. As with the three-month period, increases in related operating expenses offset these gains.

Operating expenses increased 17% to $415.5 million. Compensation and related costs, including performance-based bonus accruals and greater use of temporary employees primarily in the technology support areas, were up $36.4 million. Occupancy and equipment costs rose $13.6 million or 29% due to operating growth in the technology support and administrative services areas.

YEAR 2000 PROCESSING ISSUE.

Many existing computer programs employed throughout the world use two digits rather than four to identify the year. These programs, if not adapted, will not correctly handle the change from "99" to "00" on January 1, 2000, and will no longer be able to perform necessary functions. The Year 2000 issue affects all companies and organizations.

The Company has implemented steps intended to assure that its major or mission critical computer systems and processes are capable of Year 2000 processing. Year 2000 readiness assessments have been made in the Company's major application areas. Detailed plans for remediation efforts have been developed and are underway. Because the Company's operations include daily exchanges of data electronically with customers and vendors, the Company is also working with these third parties to assess the adequacy of their compliance efforts, and is developing contingency plans, including alternative vendors, intended to assure that third-party noncompliance will not materially affect the Company's operations. Additionally, a third-party consultant is reviewing the Company's Year 2000 efforts at various intervals throughout 1998 and 1999. The following chart summarizes the Company's estimated timetable and current state of completion for its Year 2000 major system efforts.

     Stages                       Target Date     Current state of Completion
_____________________________     ___________     ___________________________
Identification and assessment      Complete              Complete
Remediation                        12/31/98              51 - 75%
Testing                            03/31/99              51 - 75%
Implementation                     06/30/99              Less than 25%

For other systems, the target dates are somewhat later than those shown above for major systems, but in any event sufficiently in advance of December 31, 1999.

The Company presently estimates that it will incur expenses of more than $44 million on Year 2000 software remediation, replacement of existing systems and development of contingency plans through the year 2000. Approximately $26 million of these expenditures are anticipated after 1998 when the bulk of testing and implementation is to be done. The Company cannot assure that the costs of its Year 2000 compliance efforts will not be significantly more in the event that presently unidentified complications arise; however, the Company believes that it will be able to fund any additional costs from available resources without materially affecting liquidity, financial condition, or future prospects.

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

The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and related cash inflows or outflows in mutual funds and private accounts; fluctuations in the worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored investment portfolios and private accounts as compared to competing offerings and market indices; the extent to which performance-based investment advisory fees are earned from private accounts; the expense ratios of the Company's sponsored investment portfolios; investor sentiment and investor confidence in mutual funds; the ability of the Company to maintain investment management and administrative fees at current levels; competitive conditions in the mutual funds industry; the introduction of new mutual funds and investment portfolios; the ability of the Company to contract with the Funds for payment for administrative services offered to the Funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income recognized on the Company's investment portfolio.

The investment portfolios from which the Company derives the majority of its revenues could be subject to increased credit, market and liquidity risk arising from the impact of Year 2000 issues on the issuers of individual securities. Additionally, governments and financial markets could be affected. The extent of such risk on the Company is, however, not determinable. It is equally difficult to assess the impact of any widespread business interruption. To the extent that the market prices of securities are negatively impacted by Year 2000 issues, the Company's investment advisory revenues could be materially adversely affected.

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


PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

On July 6, 1998, RPFI, the T. Rowe Price International Stock Fund (the International Stock Fund) and its five directors were named as defendants in an action, Migdal v. Rowe Price-Fleming International, Inc., et al., filed in the United States District Court for the District of Maryland. The Complaint seeks to invalidate the advisory agreement between RPFI and the International Stock Fund, and seeks recovery of an unspecified amount of advisory fees paid by the International Stock Fund to RPFI. This relief is sought based on an allegation that the International Stock Fund does not have a sufficient number of independent directors, as required by the Investment Company Act of 1940, as amended, because its independent directors serve on multiple boards of directors within the T. Rowe Price mutual fund complex and receive substantial compensation in the form of director fees.

On October 12, 1998, the plaintiffs filed an Amended Complaint adding as a plaintiff Linda B. Rohrbaugh, a shareholder in the T. Rowe Price Growth Stock Fund. The Amended Complaint also added as defendants T. Rowe Price Growth Stock Fund, T. Rowe Price Associates, and three of the Company's wholly-owned subsidiaries (T. Rowe Price Investment Services, T. Rowe Price Services and
T. Rowe Price Retirement Plan Services) which provide services to the Funds, as well as five directors of the T. Rowe Price Growth Stock Fund. On October 28, 1998, the Company and the other defendants filed a Motion to Dismiss Amended Complaint.

The Company continues to believe that the factual and legal basis on which the complaint is based is wholly unfounded, and the Company and the other defendants intend to defend the case vigorously. Among other things, the Company has been advised that the structure of the board of the Fund complies with all applicable federal and state legal and regulatory requirements and practices, as well as with established industry norms. Accordingly, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operations of the Company.

From time to time, the Company is a party to various claims arising in the ordinary course of business. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on the Company's financial position or results of operations.

ITEM 5.  OTHER INFORMATION.

On October 15, 1998, John W. Rosenblum resigned from the Company's Board of Directors in order to become a board member of a private investment management firm.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. Exhibits 10.07 through 10.13 are compensatory plan arrangements.

        3.(i) Composite Restated Charter of T. Rowe Price Associates, Inc. as of April 16, 1998. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 1998; Accession No. 0000080255-98-000361.)

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

       10.05 Agreement dated February 11, 1998 between TRP Suburban Second, Inc. and Riparius Construction, Inc. as Construction Manager and Constructor (Filed in paper on March 26, 1998, pursuant to a continuing hardship exemption, on Form SE to the Form 10-K for 1997; Accession No. 0000080255-98-00358.)

       10.06 Amended, Restated, and Consolidated Office Lease dated as of May 22, 1997 between 100 East Pratt Street Limited
               Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K; Accession No. 0000080255-98-000358.)

       10.07 1986 Employee Stock Purchase Plan of T. Rowe Price Associates, Inc. as Amended to April 5, 1990. (Incorporated by reference from Exhibit A to the Definitive Proxy Statement for the 1990 Annual Meeting of Stockholders which is included in the 1989 Annual Report on Form 10-K [File No. 0-14282].)

       10.08 T. Rowe Price Associates, Inc. 1986 Stock Incentive Plan. (Incorporated by reference from Form S-1 Registration Statement [File No. 33-3398].)

       10.09 T. Rowe Price Associates, Inc. 1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573].)

       10.10 T. Rowe Price Associates, Inc. 1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

       10.11 T. Rowe Price Associates, Inc. 1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 000933259-95-000009; CIK 0000080255.)

       10.12 T. Rowe Price Associates, Inc. 1996 Stock Incentive Plan (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031; CIK 0000080255.)

       10.13 T. Rowe Price Associates, Inc. 1998 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 00080255-98-000355.)

       15 Letter from PricewaterhouseCoopers LLP, independent accountants, re unaudited interim financial information.

       27      Financial Data Schedule.

All other items in Part II are omitted because they are not applicable or the answers are none.

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 1998.

T. Rowe Price Associates, Inc.


/s/ Alvin M. Younger, Jr.,  Chief Financial & Accounting Officer