Form 10-K
period 1998-12-31
PRICE T ROWE ASSOCIATES INC /MD/
filed 1999-03-08
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  DECEMBER 31, 1998.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the common stock (based on last reported NNM price) held by non-affiliates of the registrant (excludes executive officers and directors). $3,315,800,000 AT FEBRUARY 16, 1999.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date. 120,630,067 SHARES AT MARCH 5, 1999.

Documents incorporated by reference: IN PART III OF THIS FORM 10-K, THE DEFINITIVE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS (FORM DEF 14A; ACCESSION NO. 0000080255-99-000454).

Exhibit index is at Item 14(a)3 on pages 37 - 39.

PART I.

ITEM 1.  BUSINESS.

T. Rowe Price Associates, Inc. (Price Associates) and its consolidated subsidiaries (collectively, the Company) serve as investment adviser to individual and institutional investors in the sponsored T. Rowe Price Mutual Funds (the Price Funds) and private account investment portfolios, including those of defined benefit and defined contribution retirement plans, endowments, foundations, trusts, and other mutual funds, including those that hold the assets of variable annuity insurance contracts. Total assets under management increased $23.5 billion during 1998 to $147.8 billion at year-end, including $86.2 billion of retirement assets and $107.9 billion of equity investments. The Company also provides investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. The Company's clients are primarily domiciled in the United States of America. The Company was incorporated in Maryland in 1947 as successor to the investment counseling business formed by the late Mr. T. Rowe Price in 1937.

The Company offers the Price Funds' shareholders and private account advisory clients a broad range of investment portfolios designed to attract and retain investors with varying investment objectives. Shareholders are allowed to exchange balances among mutual funds as economic and market conditions and investor needs change. The Company frequently introduces new mutual funds and investment portfolios designed to complement and expand its investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of its investment advisory clients. New mutual funds and other investment portfolios are introduced when the Company believes that it has personnel with sufficient investment expertise to manage the portfolio successfully for a substantial group of investors over a long period of time. The Company's base of assets under management consists of a broad range of domestic and international stock, bond and money market mutual funds and other investment portfolios which meet the varied needs and objectives of its individual and institutional investment advisory clients. Investment advisory revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. Administrative services are provided as an ancillary service to investment advisory clients; the majority of administrative revenues results from services rendered under annual contracts to the Price Funds. These administrative services do not significantly impact the Company's net income.

In the performance of its investment advisory function, the Company uses fundamental, technical and cyclical security analyses. The Company maintains a substantial internal equity and fixed income investment research effort, which includes original industry and company research using such sources as inspection of corporate activities, management interviews, financial and other information published by companies including that filed with the U.S. Securities and Exchange Commission (SEC), financial newspapers and magazines, corporate rating services, and field checks with participants such as suppliers or competitors in the industry or business sector. In addition, the Company utilizes research provided by brokerage firms in a supportive capacity; information is received from private economists, political observers, foreign commentators, government experts, and market and security analysts. In certain instances, computerized data analyses are the bases of the stock selection process.

Investment objectives for the managed investment portfolios, including the Price Funds, accommodate a variety of strategies. Investors in the Price Funds select funds for investment based on the unique approaches that are detailed in each fund's prospectus. Investment management of private account stock portfolios include active approaches similar to those employed in several of the Price Funds, including ones emphasizing large-cap blue chip growth, large-cap value, mid-cap growth, mid-cap value, small-cap, small-cap growth, small-cap value, international, and natural resources as well as systematic and balanced portfolio strategies. Approaches for private account investing in fixed income securities include active and systematic management strategies. The Company has also developed several specialized investment advisory services including investing in private companies with prospects of becoming public companies, investing in securities and creditor claims of financially-troubled companies, the efficient disposition of equity distributions from venture capital investments, and stable value investment contract management.

Information concerning revenues, results of operations and assets under management during the past three years is contained in the consolidated statements of income and in note 5 to the consolidated financial statements included in Item 8 of this Form 10-K.

PRICE FUNDS. The Company provides investment advisory, distribution and other administrative services to the Price Funds under investment management, underwriting, transfer agency and service agreements. Pursuant to investment management agreements with each of the Price Funds, the Company provides investment advisory services to each fund, subject to the authority of each fund's board and to each fund's fundamental investment objective. The investment management agreements with the Price Funds are approved annually by the boards of the respective funds, including a majority who are not "interested persons" of the funds or the Company as defined under the Investment Company Act of 1940, as amended (the Investment Company Act). Amendments to such agreements must be approved by the Price Funds' shareholders. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and either party may terminate the agreement without penalty after notice (generally 60 days). Each fund has the right to use the "T. Rowe Price" name for so long as its investment management agreement with the Company remains in effect.

The Company is paid an investment advisory fee based upon the average daily net assets of each fund. Additionally, distinct fees are earned for other investment-advisory related administrative services. Management of the Company and the independent directors and trustees of the Price Funds regularly review the fund fee structures. The advisory fee paid by each of the Price Funds (excluding the Spectrum and Summit Funds, the Equity Market Index Funds, and the Foreign Equity and Mid-Cap Equity Growth Funds) is computed by multiplying the individual fund's average daily net assets by a fee rate equal to the sum of a group charge based on the combined net assets of the Price Funds and the applicable individual fund charge. As the combined net assets of the Price Funds increase, the group charge component of fee rates decreases. Details of fund fee arrangements are available to all fund investors in the offering prospectus for each of the Price Funds.

Except as noted in the following paragraph, each fund (excluding the Price Spectrum and Summit Funds) bears all expenses associated with the operation of the fund and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees; shareholder servicing fees and expenses; fund accounting fees and expenses; transfer agent fees; custodian fees and expenses; legal and auditing fees; expenses of preparing, printing and mailing prospectuses and shareholder reports to existing shareholders; registration fees and expenses; proxy and annual meeting expenses; and independent trustees' or directors' fees and expenses. All advertising, promotion and selling expenses are borne by the Company.

The Company generally guarantees that a newly-organized fund's expenses will not exceed a specified percentage of the fund's net assets during its initial operations. Advisory fees and other mutual fund expenses in excess of these self-imposed limits are absorbed by the Company and have not been material to the Company's revenues and results of operations.

Pursuant to underwriting agreements with each fund, T. Rowe Price Investment Services, Inc. (TRP Investment Services) is the exclusive distributor of the Price Funds. TRP Investment Services does not receive a separate fee for its services to the Price Funds.

The Company expends substantial resources in advertising and direct mail communications to existing and potential Price Funds' shareholders and in providing the staff and communications capabilities to respond to inquiries. The Company's marketing effort has traditionally been focused in the print media, but in recent years, the Company has expanded its promotional activities to the television market including cable channels. Advertising and promotion expenditures will vary over time as market conditions and cash flows to the Price Funds warrant. In addition, considerable marketing efforts are targeted at participant-directed defined contribution plans that invest, in whole or in part, in mutual funds.

Pursuant to agreements with the Price Funds, T. Rowe Price Services, Inc. (TRP Services) provides mutual fund transfer agency and shareholder services, including maintenance of staff and technology and other equipment to respond to all inquiries from shareholders. In addition, Price Associates provides mutual fund accounting services including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities and computation of daily net asset values per share.

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

The Company provides certain trust services through its Maryland-chartered limited-service trust company, T. Rowe Price Trust Company, Inc. (TRP Trust Company). TRP Trust Company serves as custodian or trustee for the Price Funds' prototype retirement plans, IRAs, and certain other retirement plans. TRP Trust Company also sponsors common trust funds principally for investment by qualified retirement plans. Under its charter, TRP Trust Company may not be in the business of accepting deposits and cannot make personal or commercial loans.

Each of the Price Funds has a distinct investment objective that has been developed as part of the Company's strategy to provide a broad and balanced selection of investment portfolios. All Funds are sold exclusively by the Company on a no-load basis (without a sales commission). No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of stock and bond portfolios. The Company believes that its distribution methods and fund shareholder and administrative services promote stability of assets in the Price Funds through market cycles in addition to reducing costs to fund shareholders.

At December 31, 1998, assets under management in the Price Funds aggregated $94.4 billion, an increase of $13.3 billion during 1998. Price Associates is the investment adviser to the domestic funds. Advisory services to international funds, which had total assets under management of $17.5 billion at December 31, 1998, are provided by Rowe Price-Fleming International, Inc.
(RPFI). The following information sets forth the net assets (in millions) at December 31, 1998 of each fund available to the investing public and includes the year the fund was added to the Price family of funds.

STOCK AND BALANCED FUNDS:
 DOMESTIC:
 Growth Stock (1950)                               $ 5,041
 New Horizons (1960)                                 5,229
 New Era (1969)                                        999
 Growth & Income (1982)                              3,563
 Equity Income (1985)                               13,494
 New America Growth (1985)                           2,064
 Capital Appreciation (1986)                         1,004
 Science & Technology (1987)                         4,696
 Small-Cap Value (1988)                              1,632
 Equity Index 500 (1990)                             3,348

 Balanced (1991)                                   $ 1,650
 Dividend Growth (1992)                              1,338
 Mid-Cap Growth (1992)                               3,310
 Small-Cap Stock (1992)                              1,153
 Blue Chip Growth (1993)                             4,330
 Media & Telecommunications (1993)                     246
 Capital Opportunity (1994)                            125
 Personal Strategy - Balanced (1994)                   421
 Personal Strategy - Growth (1994)                     194
 Personal Strategy - Income (1994)                     213
 Value (1994)                                          775
 Health Sciences (1995)                                317
 Financial Services (1996)                             224
 Mid-Cap Value (1996)                                  221
 Diversified Small-Cap Growth (1997)                    70
 Real Estate (1997)                                     28
 Tax-Efficient Balanced (1997)                          32
 Extended Equity Market Index (1998)                    21
 Total Equity Market Index (1998)                       61
 INTERNATIONAL:
 International Stock (1980)                         10,142
 International Discovery (1988)                        193
 European Stock (1990)                               1,549
 New Asia (1990)                                       622
 Japan (1991)                                          181
 Latin America (1993)                                  182
 Emerging Markets Stock (1995)                          72
 Global Stock (1995)                                    49
 International Growth & Income (1998)                    2
BOND AND MONEY MARKET FUNDS:
 New Income (1973)                                   2,103
 Prime Reserve (1976)                                5,100
 Tax-Free Income (1976)                              1,481
 Tax-Exempt Money (1981)                               764
 U.S. Treasury Money (1982)                            927
 Tax-Free Short-Intermediate (1983)                    458
 High Yield (1984)                                   1,704
 Short-Term Bond (1984)                                347
 GNMA (1985)                                         1,146
 Tax-Free High Yield (1985)                          1,344
 California Tax-Free Bond (1986)                       220
 California Tax-Free Money (1986)                      102
 International Bond (1986)                             926
 New York Tax-Free Bond (1986)                         210
 New York Tax-Free Money (1986)                        104
 Maryland Tax-Free Bond (1987)                       1,039
 U.S. Treasury Intermediate (1989)                     263
 U.S. Treasury Long-Term (1989)                        310
 Global Government Bond (1990)                          42
 New Jersey Tax-Free Bond (1991)                       118
 Short-Term U.S. Government (1991)                     136

 Virginia Tax-Free Bond (1991)                     $   270
 Tax-Free Intermediate Bond (1992)                     119
 Florida Intermediate Tax-Free Bond (1993)             116
 Georgia Tax-Free Bond (1993)                           59
 Maryland Short-Term Tax-Free Bond (1993)              119
 Summit Cash Reserves (1993)                         1,867
 Summit GNMA (1993)                                     50
 Summit Limited-Term Bond (1993)                        50
 Summit Municipal Income (1993)                         72
 Summit Municipal Intermediate (1993)                   81
 Summit Municipal Money Market (1993)                  173
 Emerging Markets Bond (1994)                          148
 Virginia Short-Term Tax-Free Bond (1994)               27
 Corporate Income (1995)                                55

The Company also sponsors two other stock funds for institutional investors: the Mid-Cap Equity Growth Fund, a domestic fund begun in 1996, and the Foreign Equity Fund, an international fund begun in 1989. Assets under management in these two funds were $132 million and $3.415 billion, respectively, at December 31, 1998. In addition, the Company also sponsors the Spectrum series of funds (Growth, Income and International), three mutual funds that invest in a broadly diversified portfolio of other T. Rowe Price funds. Assets under management in these funds, which aggregated $5.397 billion at December 31, 1998, are included in the amounts presented above for each underlying fund.

OTHER INVESTMENT PORTFOLIOS. The Company serves as investment adviser to other private account investors. Total assets in these portfolios aggregate $53.4 billion at December 31, 1998. No private account client accounted for more than 1.5% of the Company's 1998 investment advisory revenues. Investment management services are provided to client accounts on an individual, separately-managed basis and through sponsored investment portfolios organized generally as partnerships and common trust funds. Sponsored investment portfolios have generally been issued through private placements. Various special-purpose subsidiaries generally serve as the general partner of the sponsored investment partnerships.

Fees for separately managed private account clients are generally computed based on the value of assets under management. The standard form of investment advisory agreement with private account clients provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded. Fees for sponsored portfolio management are based on individual advisory agreements that consider, among other things, the unique investment management services to be provided.

Many specialized investment advisory services are provided to private accounts by Price Associates and its investment adviser subsidiaries. International equity and fixed income securities management, which totalled $15.4 billion at December 31, 1998, is provided by RPFI. Management of stable value investment contracts, totalling $7.7 billion at December 31,

1998, is provided by T. Rowe Price Stable Asset Management, Inc. (TRP Stable Asset Management).

RPFI. The Company's investment holding company subsidiary, TRP Finance, Inc., owns 50% of the common stock of RPFI which, by virtue of the Company's controlling interest,is consolidated into the Company's financial statements. The balance of the common stock of RPFI is owned equally by a United Kingdom subsidiary of the London-based merchant banking group Robert Fleming Holdings Limited and by a Cayman Islands subsidiary of the Jardine Fleming Group Limited, an investment bank in the Asia-Pacific Region. (Robert Fleming Holdings Limited has entered into an agreement to acquire the 50% interest in the Jardine Fleming Group which it does not presently hold. Closing is anticipated late in the first quarter of 1999.) During 1998, international assets under management by RPFI increased $2.9 billion to $32.9 billion. RPFI's financial information and assets under management are included in the Company's consolidated financial data and statistical information presented elsewhere in this Form 10-K.

International investment research is provided to RPFI by affiliates of its minority stockholders. Fees paid for these services are based on RPFI's assets under management.

REGULATION. Price Associates, RPFI, TRP Stable Asset Management, and T. Rowe Price (Canada), Inc. (TRP Canada) are registered with the SEC under the Investment Advisers Act of 1940 and all applicable state securities agencies. TRP Services is registered under the Securities Exchange Act of 1934 (Exchange Act) as a transfer agent, and TRP Trust Company is regulated by the State of Maryland Commissioner of Financial Regulation. TRP Canada is also registered as an investment adviser with the Ontario Securities Commission, though it has not conducted operations since mid-1996.

TRP Investment Services is registered as a broker-dealer under the Exchange Act and all applicable state securities laws and is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. TRP Investment Services provides discount brokerage services primarily to complement the other investment services offered to shareholders of the Price Funds. All discount brokerage transactions are cleared through and accounts maintained by BHC Securities, Inc., an independent clearing broker.

All aspects of the Company's business are subject to extensive federal and state laws and regulations. These laws and regulations are primarily intended to benefit or protect the Company's clients and the Price Funds' shareholders and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

The Company and certain of its subsidiaries are subject to net capital requirements including those of various federal and state regulatory agencies. The Company's net capital, as defined, has consistently met or exceeded all minimum requirements.

COMPETITION. As a member of the financial services industry, the Company is subject to substantial competition in all aspects of its business. A significant number of mutual funds are sold to the public by investment management firms, broker-dealers, banks and insurance companies and, in recent years, brokerage and other mutual fund companies have extended their offerings to include other sponsors' mutual funds. The Company competes with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of its business. Many of these financial institutions have substantially greater resources than the Company. The Company competes with other providers of investment management services primarily on the basis of the availability and objectives of investment portfolios offered, investment performance, and the scope and quality of the services provided.

The Company believes that competition within the investment management industry will increase as a result of consolidation and acquisition activity. In order to maintain and enhance its competitive position as an independent, no-load, direct marketer of mutual funds, the Company may review acquisition prospects and, if appropriate opportunities arise, engage in discussions or negotiations that could lead to acquisitions by the Company. The Company is not currently party to any agreements or understandings regarding any acquisitions or ventures, except as set forth in the capital resources and liquidity discussion in Item 7 of this Form 10-K.

EMPLOYEES. At December 31, 1998, the Company and its subsidiaries had almost 3,500 active, full-time employees. The Company also employs additional temporary and part-time personnel to meet periodic or special project demands of its technology-based support functions and for its mutual fund administrative services.

ITEM 2.  PROPERTIES.

The Company's primary corporate offices consist of approximately 270,000 square feet of leased space located at 100 East Pratt Street in Baltimore, Maryland.

The Company owns an operations center in Owings Mills, Maryland consisting of approximately 110,000 square feet. The facility houses a portion of the Company's administrative services operations. The underlying land has been leased until 2089.

TRP Suburban Second, Inc. owns 70 acres of land in Owings Mills, Maryland on which the Company constructed two buildings totalling 207,000 square feet of space for operating facilities. Construction of two additional buildings totalling approximately 360,000 square feet is expected to be completed late in 1999. The acreage will also accommodate additional development. TRP

Suburban Second also owns a 46,000 square foot technology center on a separate parcel of land in Owings Mills, Maryland.

Information concerning anticipated 1999 capital expenditures is set forth in the capital resources and liquidity discussion in Item 7 of this Form 10-K.

The Company also leases other operating facilities in Baltimore and Owings Mills, Maryland; Colorado Springs, Colorado; Tampa, Florida; Glen Allen, Virginia; Washington, D.C.; and San Francisco, California. Future minimum rental payments under noncancelable operating leases at December 31, 1998 are set forth in note 7 to the consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

On July 6, 1998, RPFI, the T. Rowe Price International Stock Fund (the International Stock Fund) and its five directors were named as defendants in an action, Migdal v. Rowe Price-Fleming International, Inc., et al., filed in the United States District Court for the District of Maryland. The Complaint sought to invalidate the advisory agreement between RPFI and the International Stock Fund, and sought recovery of an unspecified amount of advisory fees paid by the International Stock Fund to RPFI. This action was based on an allegation that the International Stock Fund does not have a sufficient number of independent directors, as required by the Investment Company Act of 1940, as amended, because its independent directors serve on multiple boards of directors within the T. Rowe Price mutual fund complex and receive substantial compensation in the form of director fees. On October 12, 1998, the plaintiffs filed an Amended Complaint adding as a plaintiff Linda B. Rohrbaugh, a shareholder in the T. Rowe Price Growth Stock Fund.
The Amended Complaint also added as defendants T. Rowe Price Growth Stock Fund, T. Rowe Price Associates, and three of the Company's wholly-owned subsidiaries (T. Rowe Price Investment Services, T. Rowe Price Services and
T. Rowe Price Retirement Plan Services) which provide services to the Funds, as well as five directors of the T. Rowe Price Growth Stock Fund. On January 21, 1999, the Amended Complaint was dismissed with leave for plaintiffs to re-file. On February 16, 1999, the plaintiffs filed a Second Amended Complaint, though the fund directors were excluded.

The Company believes that the factual and legal basis on which the complaint is based is wholly unfounded, and the Company and the other defendants intend to defend the case vigorously. Accordingly, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operations of the Company.

From time to time, the Company is a party to various claims arising in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information includes the names, ages, and positions of the executive officers of the Company. There are no arrangements or understandings pursuant to which any person serves the Company.

George A. Roche (57), Chairman (1997), President (1997), Managing Director
(1989) and Chief Financial Officer (1984-1997)
James S. Riepe (55), Vice Chairman (1997) and Managing Director (1989)
M. David Testa (54), Vice Chairman (1997) and Managing Director (1989)
Alvin M. Younger, Jr. (49), Chief Financial Officer (1997), Managing Director
 (1990), Treasurer (1985) and Secretary (1987)
Edward C. Bernard (43), Managing Director (1995) and Vice President
 (1989-1995)
Michael A. Goff (39), Managing Director (1997) and Vice President (1994-1997) Henry H. Hopkins (56), Managing Director (1989)
James A.C. Kennedy (45), Managing Director (1990)
Wayne D. O'Melia (46), Managing Director (1998) and Vice President
 (1991-1998)
William T. Reynolds (50), Managing Director (1990)
Charles E. Vieth (42), Managing Director (1993)

Similar information for certain significant employees who are the Company's other managing directors follows.

John H. Laporte (53), Managing Director (1989)
Brian C. Rogers (43), Managing Director (1991)
Preston G. Athey (49), Managing Director (1997) and Vice President
 (1991-1997)
Brian W.H. Berghuis (40), Managing Director (1997) and Vice President
 (1991-1997)
Stephen W. Boesel (54), Managing Director (1993)
Gregory A. McCrickard (40), Managing Director (1998) and Vice President
 (1991-1998)
Mary J. Miller (43), Managing Director (1993)
Charles A. Morris (36), Managing Director (1995) and Vice President
 (1990-1995)
George A. Murnaghan (42), Managing Director (1997) and Vice President
 (1986-1997)
Edmund M. Notzon (53), Managing Director (1997) and Vice President
 (1991-1997)
Larry J. Puglia (38), Managing Director (1998) and Vice President (1993-1998) John R. Rockwell (56), Managing Director (1998) and Vice President
 (1991-1998)
R. Todd Ruppert (42), Managing Director (1997) and Vice President (1988-1997) Robert W. Smith (37), Managing Director (1998) and Vice President (1993-1998)

William J. Stromberg (38), Managing Director (1998) and Vice President
 (1990-1998)
Richard T. Whitney (40), Managing Director (1995) and Vice President
 (1988-1995)


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock ($.20 par value) trades on The Nasdaq National Market under the symbol "TROW". The high and low trade price information and dividends per share during the past two years, adjusted to give effect to the 2-for-1 stock split in April 1998, were:

                                  1st       2nd       3rd       4th
                                Quarter   Quarter   Quarter   Quarter
                               ________  ________  ________  ________

1997 - High price              $ 27.125  $ 26.000  $ 33.938  $ 36.875
       Low price                 18.563    18.250    25.000    28.938
       Cash dividends declared     .065      .065      .065      .085

1998 - High price                37.438    39.625    42.875    38.375
       Low price                 25.125    32.500    26.625    22.750
       Cash dividends declared     .085      .085      .085       .10

At February 16, 1999, there were approximately 3,600 registered holders of record of the Company's outstanding common stock.

The Company currently expects that cash dividends comparable to that paid for the fourth quarter of 1998 will be continued for the first three quarters of 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

                                     Year ended December 31,
                     ____________________________________________________
                       1994       1995       1996       1997       1998
                     ________   ________   ________   ________   ________
                           (in millions, except per-share amounts)

Revenues             $  382.4   $  439.3   $  586.1   $  755.0   $  886.1
Net income           $   61.2   $   75.4   $   98.5   $  144.4   $  174.1
Basic earnings
 per share (1)       $    .53   $    .66   $    .86   $   1.24   $   1.46
Diluted earnings
 per share (1)       $    .50   $    .62   $    .79   $   1.13   $   1.34
Cash dividends
 declared per
 share (1)           $  .1375   $  .1725   $  .2225   $    .28   $   .355
Weighted average
 shares
 outstanding (1)        115.5      114.2      114.5      116.3      119.1
Weighted average
 shares outstanding -
 assuming dilution (1)  122.3      122.1      123.9      128.1      130.0

                                       December 31,
                     ________________________________________________
                       1994      1995      1996      1997      1998
                     ________  ________  ________  ________  ________
                               (in millions, except as noted)
Balance sheet data
 Total assets        $  297.3  $  365.3  $  478.8  $  646.1  $  796.8
 Debt                $   12.6  $     --  $     --  $     --        --
 Stockholders'
  equity             $  216.2  $  274.2  $  345.7  $  486.7  $  614.3
 Common shares
  outstanding (1)       114.3     114.7     115.1     118.2     120.2
Assets under manage-
 ment (in billions)  $   57.8  $   75.4  $   99.4  $  124.3  $  147.8

(1) Retroactively adjusted to give effect to the 2-for-1 stock splits in April 1996 and April 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

The Company derives its revenue and net income primarily from investment advisory services provided to individual and institutional investors in the Company's sponsored mutual funds and private account investment portfolios. The Company also provides investment advisory clients with related administrative services, including mutual fund transfer agent, defined contribution retirement plan recordkeeping, discount brokerage, and trust services. The Company's clients are primarily domiciled in the United States.

The Company's base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of its individual and institutional investment advisory clients. Investment advisory revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. At December 31, 1998, assets under management totalled $147.8 billion, including $94.4 billion in the mutual funds. Equity investments comprise 73% of all assets under management at the end of 1998.

RESULTS OF OPERATIONS.

1998 versus 1997. Net income increased $29.7 million or 21% to $174.1 million, or diluted earnings per share of $1.34, from $144.4 million or diluted earnings per share of $1.13. Total revenues increased 17% from $755 million to a record $886 million, led by an increase of $96 million in investment advisory fees.

Investment advisory revenues earned from the mutual fund investment portfolios increased $68.7 million as average mutual fund assets under management rose $13.7 billion during 1998 to $88.0 billion. Fund assets totalled $94.4 billion at December 31, 1998, up $13.3 billion during the year, including more than $72.3 billion in stock funds. Net cash inflows to the funds during 1998 totalled $3.7 billion, including inflows of $3.0 billion into domestic stock funds and $1.9 billion into the bond and money market funds, offset in part by $1.2 billion of outflows from international stock funds. The balance of the increase in mutual fund assets was due to appreciation and income during the year. Fees earned from other investment portfolios contributed the balance of the advisory revenue gains. These assets under management rose to $53.4 billion at December 31, 1998, up $10.3 billion during 1998. Total assets under management closed 1998 at $147.8 billion, up from $124.3 billion at the end of 1997.

Administrative fees from advisory-related services to the funds and their shareholders grew $28.4 million during 1998 to $173.3 million. These increases were primarily attributable to defined contribution retirement plan recordkeeping and mutual fund transfer agent services; however, increased operating expenses offset these gains. Commissions earned on greater trading volume in discount brokerage contributed $2.1 million of the revenue increase.

Investment and other income rose $6.5 million from 1997, including $4.8 million of income from the higher money market and other mutual fund investments. The balance of the increase was attributable to gains recognized on the investment portfolios.

Operating expenses increased 17% to $573.3 million. Greater compensation and related costs, which were up $50.7 million, were attributable to increases in rates of compensation, including performance-related bonuses, and a nearly 12% increase in staff size in addition to greater use of temporary employees primarily to support the Company's growing investment-related administrative services and technology support operations. At year-end 1998, the Company employed almost 3,500 associates. Advertising and promotion expenditures increased 9% to $73.0 million. These expenditures will vary over time as market conditions and cash flows to the funds warrant. Occupancy and equipment expense was up due to the expansion of operating facilities and equipment acquisitions, primarily investments in technology. Other operating expenses increased $10.0 million primarily as a result of increased technology spending including preparations for Year 2000 processing and the growth of operations.

The provision for income taxes as a percentage of pretax income is lower in 1998 due to changes in state income taxation apportionment rules.

International assets under management by the Company's 50% owned subsidiary, Rowe Price-Fleming International (RPFI), ended 1998 at $32.9 billion, up $2.9 billion over the year. Average international assets managed were $31.9 billion during 1998, up less than 2% from 1997. International investment research fees expense and minority interests in RPFI's net income were up only modestly, in line with average assets under management. Assets managed by RPFI are included in the Company's reported assets under management.

1997 versus 1996. Net income increased $45.9 million or 47% to $144.4 million or diluted earnings per share of $1.13 from nearly $98.5 million or diluted earnings per share of $0.79. Total revenues increased 29% from $586 million to a record of nearly $755 million, led by an increase of almost $137 million in investment advisory fees. (Earnings per-share have been restated for the 2-for-1 common stock split in April 1998.)

Investment advisory revenues from the funds increased $100.0 million as the funds' average assets under management rose more than $17.2 billion to $74.2 billion. Fund assets totalled $81.1 billion at December 31, 1997, up $16.7 billion during the year, with $61.8 billion in stock funds which also account for most of the increase during the year. Net cash inflows to the funds during 1997 totalled $8.5 billion while appreciation in U.S. stocks drove the remaining increase of $8.2 billion. Advisory fees from other private account investment portfolios contributed the balance of the investment advisory revenue gains. These assets under management rose to $43.2 billion at December 31, 1997, up $8.2 billion for 1997. Total assets under management closed 1997 at $124.3 billion, up from $99.4 billion at the end of 1996.

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

CHANGE IN ACCOUNTING PRINCIPLE.

On January 1, 1999, the Company prospectively adopted a new accounting principle requiring the capitalization and subsequent amortization of certain costs of computer software developed or obtained for internal use. This change is not expected to be material to results of operations, though it will be positive in 1999.

CAPITAL RESOURCES AND LIQUIDITY.

During the three years ended December 31, 1998, stockholders' equity increased 124% from $274 million to $614 million. Stockholders' equity at December 31, 1998 includes $49.1 million of unrealized security holding gains (before income taxes) on the Company's investments in sponsored mutual funds and $31.9 million which is restricted as to use under various regulations and agreements to which the Company and its subsidiaries are subject in the ordinary course of business. At December 31, 1998, the Company held net liquid assets of almost $400 million to meet business demands and opportunities.

Operating activities provided net cash inflows of $232.0 million in 1998 as net income increased $29.7 million from the prior year. Comparatively, 1997 provided net operating cash inflows of $197.8 million. Net cash expended in investing activities during 1998 totalled $67.6 million, a $12.1 million decrease from 1997. Property and equipment expenditures decreased $13.5 million to $56.6 million in 1998, due to lower expenditures for furniture which in 1997 was acquired to outfit completed buildings and for computer equipment which in 1998 was acquired under operating leases. Financing activities consumed $81.0 million in 1998, up $48.7 million from 1997. This increase includes $26.8 million attributable to the repurchase of Company stock, $10.3 million in dividends paid to common stockholders, and $9.5 million in distributions to RPFI's minority interests.

The Company anticipates 1999 property and equipment acquisitions of more than $80 million, including approximately $41 million for the completion of two office buildings and parking garages in Owings Mills, Maryland. These capital expenditures are expected to be funded from liquid assets currently available and from operating cash inflows.

Commitments for additional investments in partnerships and other ventures aggregate $4.7 million at December 31, 1998. On January 25, 1999, the Company entered into a letter of intent with The Sumitomo Bank and Daiwa Securities Co. to jointly establish an asset management company based in Japan to serve Japanese investors. The Company plans to acquire a 10% interest in the venture for approximately $16 million. The Company does not expect this long-term investment to have a material near-term impact on its revenues and net income.

YEAR 2000 PROCESSING ISSUE.

Many existing computer programs employed throughout the world use two digits rather than four to identify the year. These programs, if not adapted, will not correctly handle the change from "99" to "00" on January 1, 2000, and will no longer be able to perform necessary functions. The Year 2000 issue affects all companies and organizations.

The Company has implemented steps intended to assure that its systems and processes are capable of Year 2000 processing. Year 2000 readiness assessments have been made throughout the Company. Remediation efforts have been completed for mission critical systems and testing efforts are well underway. Because the Company's operations include daily exchanges of data electronically with customers and vendors, the Company is working with these third parties to assess the adequacy of their compliance efforts, and is developing contingency plans intended to assure that their noncompliance will not materially affect the Company's operations. Additionally, consultants are reviewing the Company's Year 2000 efforts at various times during 1998 and 1999.

The Company is dependent on several mission critical systems, including those maintained by third-party service providers, to perform its core business activities. Mission critical investment management systems have been remediated and testing is on schedule. The mutual fund transfer agency system is maintained by a third-party service provider and interfaces with other Company systems. Remediation by the transfer agency service provider and testing of the system and its interfaces by the Company is complete. The defined contribution recordkeeping system has also been remediated and testing is on schedule.

Preliminary activities and tests necessary for participation in the Securities Industry Association (SIA) street-wide testing scheduled for March and April 1999 are also complete. The Company is actively involved in working with the SIA and other securities industry firms to establish the processes, criteria and environment for this testing.

The following chart summarizes the Company's estimated timetable and current state of completion for its mission critical systems efforts.

     Stages                       Target Date     Current state of Completion
_____________________________     ___________     ___________________________
Identification and assessment      Complete              Complete
Remediation                        Complete              Complete
Internal testing                   03/31/99              More than 75%
Point-to-point testing             06/30/99              26 - 50%
Implementation                     06/30/99              26 - 50%

The target dates for non-mission critical systems are somewhat later than those shown above, but in any event, are in advance of December 31, 1999.

The Company, with the assistance of a consulting firm, is developing a contingency plan for its mission critical systems and external dependencies. However, in an operation as complex as providing global investment advisory services, there are limited alternatives to certain mission critical systems and third-party providers, including electrical power and communications services. If these services or mission critical systems such as the mutual fund transfer agent system fail for an extended period of time, there would likely be a material adverse effect on the Company's business, results of operations and financial condition. Although the Company is investigating alternative solutions, it is unlikely that any adequate contingency plan can be developed for any prolonged failure of these mission critical services and systems.

Additionally, the investment portfolios from which the Company derives the majority of its revenues could be subject to increased credit, market and liquidity risk arising from the impact of Year 2000 issues on the issuers of individual securities. The Company's investment staff are assessing the Year 2000 risks in the investment portfolios with particular attention to the more significant holdings. Their findings are included in the information used in making investment decisions. This process applies to actively managed portfolios, but not to the index-based investment portfolios where investments are generally determined by the composition of a third-party index. Additionally, governments and financial markets around the world could be affected by Year 2000 issues. To the extent that the market prices of securities are negatively impacted by these or other Year 2000 issues, the Company's investment advisory revenues, results of operations and financial condition could be materially adversely affected.

The Company presently estimates that it will incur expenses of more than $44 million on the Year 2000 processing issue during the period 1997 - 2000. Almost $26 million of these expenditures are anticipated after 1998 when the bulk of external testing and implementation of remediated systems is to be done. The Company cannot assure that the costs of its Year 2000 compliance efforts will not be significantly more in the event that presently unidentified complications arise; however, the Company believes that it will be able to fund any additional costs from available resources without materially affecting liquidity, financial condition, or future prospects.

FORWARD-LOOKING INFORMATION.

Information or statements provided by or on behalf of the Company from time to time, including those within this 1998 Form 10-K Annual Report, may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

In addition to those factors discussed above with respect to the Year 2000 processing issue, the Company's future revenues may fluctuate due to other factors such as: the total value and composition of assets under management and related cash inflows or outflows in mutual funds and private account investment portfolios; fluctuations in the worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored mutual funds and other investment portfolios as compared to competing offerings and market indices; the extent to which performance-based investment advisory fees are earned from private account investment portfolios; the expense ratios of the Company's sponsored mutual funds; investor sentiment and investor confidence; the ability of the Company to maintain investment management and administrative fees at appropriate levels; competitive conditions in the mutual funds industry; the introduction of new mutual funds and investment portfolios; the ability of the Company to contract with the funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income recognized on the Company's investment portfolio. The Company's revenues are substantially dependent on fees earned under contracts with the funds and could be adversely affected if the independent directors of one or more of the funds determined to terminate or significantly alter the terms of one or more investment management and/or related administrative services agreements.

The Company's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions or other factors; variations in the level of compensation expense incurred by the Company, including performance-based compensation based on the Company's financial results, as well as changes in response to the size of the total employee population, competitive factors, or other reasons; changes in the manner in which the Company provides international investment services; expenses and capital costs, including depreciation, amortization and other non-cash charges, incurred by the Company to maintain its administrative and services infrastructure, including costs incurred with respect to readiness for Year 2000 processing; unanticipated costs that may be incurred by the Company from time to time to protect investor accounts and client goodwill; and third-party noncompliance in Year 2000 processing.

The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on the Company's business and results of operations, including but not limited to effects on the level of costs incurred by the Company and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company invests in its sponsored mutual funds, which are market risk sensitive financial instruments held for purposes other than trading; it does not invest in derivative financial or commodity instruments. Mutual fund investments expose the Company to market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair values of the mutual fund shares. Each fund and its underlying net assets are also subject to market risk which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

The following table (in thousands of dollars) presents the Company s equity price risk from its investments in sponsored mutual funds by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value reflects the valuation of the Company s December 31, 1998 mutual fund investments using each fund s lowest fair value per share during 1998. With respect to this presentation, it is important to note that: 1) all funds did not experience their lowest fair value per share on the same day and, moreover, it is unlikely that this would occur; 2) it is likely that the Company would modify the composition of its mutual fund investment portfolios if adverse market conditions persisted; and 3) the Company could experience future losses in excess of those presented below.

                 Fair value at           Potential
                 December 31,    % of      lower     % of    Potential loss
                     1998      Portfolio   value   Portfolio    of value
                 _____________ _________ _________ _________ _______________
Stock funds
 Domestic          $107,364       56     $ 84,162      52     $23,202   22%
 International       25,976       13       21,448      14       4,528   17
                   ________      ___     ________     ___     _______
 Total              133,340       69      105,610      66      27,730   21
Balanced funds       18,838       10       16,594      10       2,244   12
Bond funds           40,736       21       39,212      24       1,524    4
                   ________      ___     ________     ___     _______
                   $192,914      100     $161,416     100      31,498   16
                   ________      ___     ________     ___
                   ________      ___     ________     ___

Less potential loss attributable to minority interests            534
                                                              _______
Potential loss before income taxes attributable to
 accumulated comprehensive income                             $30,964
                                                              _______
                                                              _______

Investments in mutual funds generally moderate market risk because funds, by their nature, invest in a number of different financial instruments. The Company further manages its exposure to market risk by diversifying its investments into numerous stock, balanced, and bond funds, as well as both domestic and international funds. In addition, the Company will alter its investment holdings from time-to-time, in response to changes in market risks and other factors, as deemed appropriate by management.

As noted in Item 7, the Company's revenues and net income are based primarily on the value of the investment portfolios managed. Accordingly, financial market declines will negatively impact the Company's assets under management and, in turn, its revenues and net income.

Foreign currency denominated assets and liabilities are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:
 Report of Independent Accountants                               22
 Consolidated Balance Sheets at December 31, 1997 and 1998       23
 Consolidated Statements of Income for each of the
  three years in the period ended December 31, 1998              24
 Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1998              25
 Consolidated Statements of Stockholders' Equity for
  each of the three years in the period ended December 31, 1998  26
 Summary of Significant Accounting Policies                      28
 Notes to Consolidated Financial Statements
  including Supplementary Quarterly Financial Data               30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of T. Rowe Price Associates, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of T. Rowe Price Associates, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
January 26, 1999

                         T. ROWE PRICE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                        __________________
                                                          1997      1998
                                                        ________  ________
                                                          (in thousands)
ASSETS
Cash and cash equivalents (Note 1)                      $200,409  $283,838
Accounts receivable (Note 5)                              86,795   100,702
Investments in sponsored mutual funds (Note 1)           173,729   192,914
Partnership and other investments (Note 7)                19,030    26,597
Property and equipment (Note 2)                          142,497   166,612
Other assets (Note 6)                                     23,607    26,121
                                                        ________  ________
                                                        $646,067  $796,784
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 30,722  $ 45,737
 Accrued compensation and retirement costs                49,694    56,757
 Income taxes payable (Note 3)                            19,102    15,308
 Dividends payable                                        10,039    12,012
 Minority interests in consolidated subsidiaries          49,837    52,666
                                                        ________  ________
     Total liabilities                                   159,394   182,480
                                                        ________  ________

Commitments and contingent liabilities (Notes 2, 6 and 7)

Stockholders' equity (Notes 1, 4 and 7)
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  200,000,000 shares in 1997 and 500,000,000
  shares in 1998; issued 59,097,705 shares
  in 1997 and 120,183,266 shares in 1998                  11,819    24,037
 Capital in excess of par value                           30,707    41,073
 Retained earnings                                       415,279   517,631
 Accumulated other comprehensive income                   28,868    31,563
                                                        ________  ________
     Total stockholders' equity                          486,673   614,304
                                                        ________  ________
                                                        $646,067  $796,784
                                                        ________  ________
                                                        ________  ________








The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year ended December 31,
                                               __________________________
                                                 1996     1997     1998
                                               ________ ________ ________
                                                  (in thousands, except
                                                   per-share amounts)
Revenues (Notes 1 and 5)
 Investment advisory fees                      $451,307 $588,014 $684,296
 Administrative fees                            117,803  144,906  173,321
 Investment and other income                     16,960   22,037   28,525
                                               ________ ________ ________
                                                586,070  754,957  886,142
                                               ________ ________ ________

Expenses
 Compensation and related costs (Notes 4 and 6) 196,925  253,676  304,376
 Advertising and promotion                       58,291   66,954   73,044
 Occupancy and equipment (Note 7)                51,850   68,018   83,374
 International investment research fees          39,328   47,105   48,066
 Other operating expenses (Note 7)               52,205   54,445   64,468
                                               ________ ________ ________
                                                398,599  490,198  573,328
                                               ________ ________ ________

Income before income taxes and
 minority interests                             187,471  264,759  312,814
Provision for income taxes (Note 3)              72,608  101,208  118,676
                                               ________ ________ ________
Income from consolidated companies              114,863  163,551  194,138
Minority interests in consolidated subsidiaries  16,410   19,154   19,998
                                               ________ ________ ________
Net income                                     $ 98,453 $144,397 $174,140
                                               ________ ________ ________
                                               ________ ________ ________

Earnings per share
  Basic                                        $    .86 $   1.24 $   1.46
                                               ________ ________ ________
                                               ________ ________ ________
 Diluted                                       $    .79 $   1.13 $   1.34
                                               ________ ________ ________
                                               ________ ________ ________
















The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                             ______________________________
                                               1996       1997       1998
                                             ________   ________   ________
                                                     (in thousands)
Cash flows from operating activities
  Net income                                 $ 98,453   $144,397   $174,140
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization of
     property and equipment                    18,062     29,034     32,615
    Minority interests in consolidated
     subsidiaries                              16,410     19,154     19,998
    Increase in accounts receivable           (17,398)   (13,556)   (13,865)
    Increase in accounts payable and accrued
     liabilities                               27,421     19,016     26,236
    Other changes in assets and liabilities    (1,792)      (237)    (7,149)
                                             ________   ________   ________
  Net cash provided by operating activities   141,156    197,808    231,975
                                             ________   ________   ________

Cash flows from investing activities
  Investments in sponsored mutual funds       (14,151)   (28,675)   (32,538)
  Proceeds from dispositions of sponsored
   mutual funds                                 3,580     14,172     21,708
  Partnership and other investments            (7,186)    (2,146)    (3,119)
  Distributions from partnership investments    7,201      7,062      2,934
  Additions to property and equipment         (58,771)   (70,081)   (56,558)
                                             ________   ________   ________
  Net cash used in investing activities       (69,327)   (79,668)   (67,573)
                                             ________   ________   ________

Cash flows from financing activities
  Purchases of stock                          (19,667)    (9,655)   (36,424)
  Receipts relating to stock issuances          5,061     15,066     12,901
  Dividends paid to stockholders              (24,058)   (30,132)   (40,406)
  Distributions to minority interests             (45)    (7,561)   (17,044)
                                             ________   ________   ________
  Net cash used in financing activities       (38,709)   (32,282)   (80,973)
                                             ________   ________   ________

Cash and cash equivalents
  Net increase during year                     33,120     85,858     83,429
  At beginning of year                         81,431    114,551    200,409
                                             ________   ________   ________
  At end of year                             $114,551   $200,409   $283,838
                                             ________   ________   ________
                                             ________   ________   ________








The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Accumu-
                                      Capital               lated
                              Common       in               other     Total
                               stock   excess             compre-    stock-
                               - par   of par  Retained   hensive  holders'
                               value    value  earnings    income    equity
                             _______  _______  ________  ________  ________
                                            (in thousands)
Balance at December 31, 1995,
 28,665,472 common shares    $ 5,733  $ 2,912  $252,934   $12,653  $274,232
Comprehensive income
  Net income                                     98,453
  Unrealized security
   holding gains                                            7,110
  Total comprehensive income                                        105,563
782,307 common shares
 issued under stock-based
 compensation plans              156    6,979        (1)              7,134
28,570,012 common shares
 issued in 2-for-1 split       5,714     (547)   (5,167)                 --
445,000 common shares
 purchased                       (89)  (1,521)  (14,147)            (15,757)
Dividends declared                              (25,506)            (25,506)
                             _______  _______  ________   _______  ________
Balance at December 31, 1996,
 57,572,791 common shares     11,514    7,823   306,566    19,763   345,666
Comprehensive income
 Net income                                     144,397
 Unrealized security
  holding gains                                             9,105
 Total comprehensive income                                         153,502
1,754,914 common shares
 issued under stock-based
 compensation plans              351   29,496                        29,847
230,000 common shares
 purchased                       (46)  (6,612)   (2,997)             (9,655)
Dividends declared                              (32,687)            (32,687)
                             _______  _______  ________   _______  ________
Balance at December 31, 1997,
 59,097,705 common shares    $11,819  $30,707  $415,279   $28,868  $486,673
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

                         T. ROWE PRICE ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Accumu-
                                      Capital               lated
                              Common       in               other     Total
                               stock   excess             compre-    stock-
                               - par   of par  Retained   hensive  holders'
                               value    value  earnings    income    equity
                             _______  _______  ________  ________  ________
                                            (in thousands)

                           Continued from prior page.

Balance at December 31, 1997,
 59,097,705 common shares    $11,819  $30,707  $415,279   $28,868  $486,673
Comprehensive income
 Net income                                     174,140
 Unrealized security
  holding gains                                             2,695
 Total comprehensive income                                         176,835
2,711,273 common shares
 issued under stock-based
 compensation plans              543   29,056                        29,599
59,594,288 common shares
 issued in 2-for-1 split      11,919  (11,919)                           --
1,220,000 common shares
 purchased                      (244)  (6,771)  (29,409)            (36,424)
Dividends declared                              (42,379)            (42,379)
                             _______  _______  ________   _______  ________
Balance at December 31, 1998,
 120,183,266 common shares   $24,037  $41,073  $517,631   $31,563  $614,304
                             _______  _______  ________   _______  ________
                             _______  _______  ________   _______  ________



















The accompanying notes are an integral part of the consolidated financial statements.

                         T. ROWE PRICE ASSOCIATES, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

T. Rowe Price Associates, Inc. and its consolidated subsidiaries (the Company) derives its revenue and net income primarily from investment advisory services provided to individual and institutional investors in the Company's sponsored mutual funds and private account investment portfolios. The Company also provides investment advisory clients with related administrative services, including mutual fund transfer agent, defined contribution retirement plan recordkeeping, discount brokerage, and trust services. The Company's clients are primarily domiciled in the United States of America.

Investment advisory revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

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

CONCENTRATION OF CREDIT RISK.
Concentration of credit risk in the Company's accounts receivable is believed to be minimal in that the Company's clients have substantial assets including those in the managed investment portfolios.

INVESTMENTS IN SPONSORED MUTUAL FUNDS.
The Company classifies its investments in sponsored stock and bond mutual funds as available-for-sale securities and reports them at fair value. Unrealized security holding gains are recognized in comprehensive income.

Mutual fund investments expose the Company to market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair values of the mutual funds. Each fund and its underlying net assets are also subject to market risk which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

PARTNERSHIP AND OTHER INVESTMENTS.
The Company's investments in partnerships and other ventures, including those sponsored by the Company, do not have a readily determinable fair value. These entities, which hold venture capital, debt, and other equity securities, are generally accounted for using the equity method which adjusts the Company's cost for its share of subsequent earnings or losses. Minor limited partnership investments are accounted for using the cost method.

PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following estimated average useful lives: computer and communications equipment, 3 to 4 years; furniture and other equipment, 5 years; buildings, 33 years; leasehold improvements, 10 years; and leased land, 99 years.

REVENUE RECOGNITION.
Fees for investment advisory services and related administrative services provided to investment advisory clients are recognized when earned.

ADVERTISING.
Costs of advertising are expensed the first time that the advertising takes place.

INTERNATIONAL INVESTMENT RESEARCH FEES.
International investment research is provided by affiliates of the minority stockholders of RPFI. Fees paid for these services are based on international assets under management by RPFI.

EARNINGS PER SHARE.
Basic earnings per share excludes the dilutive effect of outstanding stock options and is computed by dividing net income by the weighted average common shares outstanding of 114,454,000 in 1996, 116,258,000 in 1997, and
119,134,000 in 1998. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 9,430,000 shares in 1996, 11,815,000 shares in 1997, and 10,818,000 shares in
1998.

COMPREHENSIVE INCOME.
Total comprehensive income is reported in the consolidated statements of stockholders' equity and includes net income and unrealized security holding gains, net of income taxes and minority interests.

                         T. ROWE PRICE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENTS IN SPONSORED MUTUAL FUNDS.

Cash equivalents comprising investments in sponsored money market mutual funds aggregate $196,513,000 at December 31, 1997 and $280,679,000 at
December 31, 1998. The Company's investments in other sponsored mutual funds (in thousands) at December 31 include:

                                                      Aggregate
                           Aggregate   Unrealized       fair
                             cost     holding gains     value
                          _________  ______________  _________
         1997
         ___________
         Stock funds
          Domestic         $ 60,102      $34,160      $ 94,262
          International      21,767        5,130        26,897
                           ________      _______      ________
          Total              81,869       39,290       121,159
         Balanced funds      15,837        4,017        19,854
         Bond funds          30,476        2,240        32,716
                           ________      _______      ________
                           $128,182      $45,547      $173,729
                           ________      _______      ________
                           ________      _______      ________

         1998
         ___________
         Stock funds
          Domestic         $ 69,031      $38,333      $107,364
          International      21,191        4,785        25,976
                           ________      _______      ________
          Total              90,222       43,118       133,340
         Balanced funds      14,082        4,756        18,838
         Bond funds          39,548        1,188        40,736
                           ________      _______      ________
                           $143,852      $49,062      $192,914
                           ________      _______      ________
                           ________      _______      ________

The following table reconciles unrealized holding gains on investments (in thousands) in sponsored mutual funds to that recognized in comprehensive income.

                              1996         1997          1998
                            _______      _______       _______

Unrealized holding gains
 during the year            $11,233      $15,817       $ 8,355
Less gains (losses)
 realized in net income        (146)       1,527         4,840
                            _______      _______       _______
                             11,379       14,290         3,515
Deferred taxes               (4,074)      (5,108)         (946)
                            _______      _______       _______
                              7,305        9,182         2,569
Minority interests             (195)         (77)          126
                            _______      _______       _______
Unrealized holding gains
 recognized in compre-
 hensive income             $ 7,110      $ 9,105       $ 2,695
                            _______      _______       _______
                            _______      _______       _______

Dividends earned on the Company's investments in sponsored mutual funds, including money market mutual funds, aggregate $12,293,000 in 1996, $16,372,000 in 1997, and $20,878,000 in 1998.

NOTE 2 - PROPERTY AND EQUIPMENT.

Property and equipment (in thousands) at December 31 consists of:

                                                         1997        1998
                                                       ________    ________

Computer and communications equipment                  $ 92,154    $ 92,138
Buildings and leasehold improvements                     80,463     112,997
Furniture and other equipment                            26,616      28,943
Land owned and leased                                    16,552      16,553
                                                       ________    ________
                                                        215,785     250,631
Accumulated depreciation and amortization               (73,288)    (84,019)
                                                       ________    ________
                                                       $142,497    $166,612
                                                       ________    ________
                                                       ________    ________

The Company is constructing two office buildings and parking garages on land owned in Owings Mills, Maryland, for an aggregate price not to exceed $70,840,000. Buildings and leasehold improvements at December 31, 1998 include in-progress construction of $40,397,000 for these facilities which are expected to be completed in late 1999.

NOTE 3 - INCOME TAXES.

The provision for income taxes (in thousands) consists of:

                                               1996       1997       1998
                                             ________   ________   ________
Current income taxes
 Federal and foreign                         $ 63,399   $ 88,061   $104,376
 State and local                                9,531     15,624     13,562
Deferred income taxes (tax benefits)             (322)    (2,477)       738
                                             ________   ________   ________
                                             $ 72,608   $101,208   $118,676
                                             ________   ________   ________
                                             ________   ________   ________

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Significant temporary differences resulted in deferred income taxes of $1,139,000 in 1996 related to RPFI's undistributed earnings and $1,728,000 in 1998 related to investment income. Deferred tax benefits arising from significant temporary differences include $1,614,000 in 1996, $1,161,000 in 1997, and $1,417,000 in
1998 related to accrued compensation and $1,619,000 in 1997 related to depreciation expense.

The net deferred tax liability of $11,572,000 included in income taxes payable at December 31, 1997 consists of total deferred tax liabilities of $19,700,000 and total deferred tax assets of $8,128,000. Deferred tax liabilities include $3,438,000 arising from RPFI's undistributed earnings and $16,262,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $5,477,000 arising from accrued compensation and $1,167,000 arising from depreciation expense.

The net deferred tax liability of $13,256,000 included in income taxes payable at December 31, 1998 consists of total deferred tax liabilities of $21,920,000 and total deferred tax assets of $8,664,000. Deferred tax liabilities include $3,649,000 arising from RPFI's undistributed earnings and $17,206,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $6,894,000 arising from accrued compensation.

Cash outflows from operating activities include income taxes paid of $64,975,000 in 1996, $86,897,000 in 1997, and $114,322,000 in 1998.

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate.

                                                  1996     1997      1998
                                                 ______   ______    ______

Statutory federal income tax rate                 35.0%    35.0%     35.0%
State income taxes, net of federal tax benefits    3.4      3.7       2.9
Other items                                         .3      (.5)        -
                                                 ______   ______    ______
Effective income tax rate                         38.7%    38.2%     37.9%
                                                 ______   ______    ______
                                                 ______   ______    ______

NOTE 4 - COMMON STOCK AND STOCK-BASED COMPENSATION PLANS.

SHARES AUTHORIZED AND ISSUED.

Two-for-one splits of the Company's common stock were effected at the close of business on April 30, 1996 and 1998. Earnings per-share data in the accompanying consolidated financial statements and all per-share and share data in these notes have been adjusted to give retroactive effect to these stock splits.

At December 31, 1998, the Company had reserved 36,425,304 shares of its unissued common stock for issuance upon the exercise of stock options and 1,680,000 shares for issuance under a plan whereby substantially all employees may acquire shares of Company stock through payroll deductions at prevailing market prices.

The Company's board of directors has authorized the future repurchase of up to 3,720,000 common shares at December 31, 1998.

DIVIDENDS.

The Company declared cash dividends per share of $.2225 in 1996, $.28 in 1997 and $.355 in 1998.

FIXED STOCK OPTION PLANS.

The Company has six stock-based compensation plans (the 1986, 1990, 1993 and 1996 Stock Incentive Plans and the 1995 and 1998 Director Stock Option Plans) under which it has granted fixed stock options with a maximum term of ten years to its employees and directors. Vesting of employee options is based solely on the individual continuing to render service to the Company and generally occurs over a 5-year graded schedule. The exercise price of each option granted is equivalent to the market price of the Company's stock at the date of grant. The Company applies the intrinsic value based method of accounting for its stock option awards. Accordingly, the Company has not recognized any related compensation expense in its consolidated statements of income.

The following table summarizes the status of and changes in the Company's stock option plans during the past three years.

                               Weighted-               Weighted-
                                average                 average
                               exercise      Options   exercise
                     Options     price     exercisable   price
                   __________ __________   ___________ _________
Outstanding at
 beginning of 1996 23,301,168   $ 7.12
Granted             3,826,000    17.94
Exercised          (1,879,850)    3.64
Forfeited            (525,200)    9.02
                   __________
Outstanding at
 end of 1996       24,722,118     9.02     11,497,718     $5.46
Granted             2,600,796    31.16
Exercised          (3,653,090)    5.23
Forfeited            (551,400)   12.78
                   __________
Outstanding at
 end of 1997       23,118,424    12.02     11,808,624      7.18
Granted             3,528,883    35.68
Exercised          (3,491,738)    6.51
Forfeited            (515,000)   18.30
                   __________
Outstanding at
 end of 1998       22,640,569    16.41     12,479,069      9.91
                   __________
                   __________

Additional information regarding stock options outstanding at December 31, 1998 follows.

                                            Weighted-
                                             average
                                Weighted-   remaining              Weighted-
                                 average   contractual              average
    Range of                    exercise    life (in               exercise
 exercise prices   Outstanding    price      years)    Exercisable   price
______________________________ __________  ___________ ___________ _________
 $ 1.80 to  2.13      459,110    $ 1.83        1.8        459,110   $ 1.83
   2.84 to  4.25    1,343,764      3.94        2.4      1,343,764     3.94
   4.69 to  7.03    4,161,402      6.13        4.5      4,161,402     6.13
   8.06 to 11.88    3,601,570      8.10        5.9      2,591,570     8.10
  13.06 to 19.88    7,140,244     15.33        7.4      3,215,844    14.99
  27.13 to 39.09    5,934,479     33.94        9.4        707,379    32.30
                   __________                          __________
   1.80 to 39.09   22,640,569     16.41        8.1     12,479,069     9.91
                   __________                          __________
                   __________                          __________

Accounting principles require the Company to make the following disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to 1994. Accordingly, the Company estimated the grant-date fair value of each option awarded of $5.33 in 1996, $9.40 in 1997, and $9.88 in 1998 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.6% in 1996, 1.5% in 1997, and 1.4% in 1998; expected volatility of 27% in 1996, 29% in 1997, and 30% in 1998; risk-free interest rates of 5.8% in 1996, 5.9% in 1997, and 4.5% in 1998; and expected lives of 5.1 years in 1996, 4.7 years in 1997, and 4.4 years in 1998. Had compensation costs been determined including the weighted-average estimate of the fair value of each option granted, pro forma net income would be $92,825,000 in 1996, $134,871,000 in 1997, and $161,723,000 in 1998. Pro forma basic earnings per share would be $.81 in 1996, $1.16 in 1997, and $1.36 in 1998. Pro forma diluted earnings per share would be $.75 in 1996, $1.06 in 1997, and $1.25 in 1998. These pro forma disclosures are not representative of the effects on reported net income and earnings per share for future years because option grants were primarily made in the fourth quarter of each year, most options vest over several years, and additional awards are generally made each year.

NOTE 5 - INFORMATION ABOUT REVENUES AND SERVICES.

The Company's revenues (in thousands) from advisory services provided under agreements with its sponsored mutual funds and other investment clients include:

                                           1996        1997      1998
                                         _________   _________ _________
Sponsored mutual funds
 Stock and balanced
  Domestic                               $159,281   $232,928   $296,389
  International                           101,526    121,266    115,914
 Bond and money market                     75,181     81,771     92,360
                                         ________   ________   ________
                                          335,988    435,965    504,663
Other portfolios                          115,319    152,049    179,633
                                         ________   ________   ________
Total investment advisory fees           $451,307   $588,014   $684,296
                                         ________   ________   ________
                                         ________   ________   ________

The following table summarizes the various investment portfolios and assets under management (in billions) on which the Company earns its advisory fees.

                                  Average during          December 31,
                             ________________________    _______________
                              1996     1997     1998     1997     1998
                             ______   ______   ______   ______   ______
Sponsored mutual funds
 Stock and balanced
  Domestic                   $ 26.4   $ 39.3   $ 50.9   $ 46.2   $ 55.9
  International                13.9     16.7     16.3     15.7     16.4
 Bond and money market         16.7     18.3     20.8     19.2     22.1
                             ______   ______   ______   ______   ______
                               57.0     74.3     88.0     81.1     94.4
Other portfolios               30.5     40.0     48.6     43.2     53.4
                             ______   ______   ______   ______   ______
                             $ 87.5   $114.3   $136.6   $124.3   $147.8
                             ______   ______   ______   ______   ______
                             ______   ______   ______   ______   ______

Fees for advisory-related administrative services provided to the funds were $87,031,000 in 1996, $105,042,000 in 1997, and $127,243,000 in 1998.
Accounts receivable from the funds aggregate $48,952,000 and $56,345,000 at December 31, 1997 and 1998, respectively. All services to the sponsored mutual funds are provided under contracts which are subject to periodic review and approval by each of the funds' boards and, with respect to investment advisory contracts, also by the funds' shareholders.

NOTE 6 - OTHER DISCLOSURES.

Goodwill of $7,937,000 arising from a 1992 acquisition is included in other assets and is being amortized over eleven years using the straight-line method. Accumulated amortization aggregates $3,973,000 at December 31, 1997 and $4,718,000 at December 31, 1998.

A maximum of $20,000,000 is available to the Company under unused bank lines of credit at December 31, 1998.

Employee retirement plan expense for the Company's two defined contribution plans was $10,048,000 in 1996, $13,912,000 in 1997, and $17,852,000 in 1998.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES.

The Company occupies certain office facilities and rents computer and other equipment under noncancelable operating leases. Related rental expense was $20,050,000 in 1996, $21,319,000 in 1997, and $25,953,000 in 1998. Future
minimum rental payments under these leases aggregate $15,201,000 in 1999, $17,184,000 in 2000, $9,594,000 in 2001, $8,400,000 in 2002, $7,214,000 in
2003, and $24,306,000 in later years.

At December 31, 1998, the Company had outstanding commitments to invest an additional $4,728,000 in various investment partnerships and ventures.

Consolidated stockholders' equity at December 31, 1998 includes $35,153,000 which is restricted as to use under various regulations and agreements to which the Company and its subsidiaries are subject in the ordinary course of business.

From time to time, the Company is a party to various claims arising in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

                                                    Basic      Diluted
                                                  earnings    earnings
                                       Net           per         per
                      Revenues       income         share       share
                      _________      _______      _________   _________
                         (in thousands)

      1997
      ___________
      1st quarter     $167,959       $28,547        $.25         $.22
      2nd quarter      180,088        33,782         .29          .27
      3rd quarter      199,769        41,337         .36          .32
      4th quarter      207,141        40,731         .35          .31

      1998
      ___________
      1st quarter      210,434        41,290         .35          .32
      2nd quarter      222,309        44,869         .38          .34
      3rd quarter      218,559        42,974         .36          .33
      4th quarter      234,840        45,007         .38          .35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item as to the identification of the Company's executive officers and certain significant employees is contained as a separate item at the end of Part I of this Form 10-K. The balance of the information required by this item as to the Company's directors and executive officers appears in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by these Items appears in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report.
   1.  Financial Statements:  See index at Item 8 of Part II.
   2.  Financial Statement Schedules:  None applicable.
   3. The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K. Exhibits 10.07 through 10.13 are compensatory plans or arrangements.

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

       10.01 Form of Investment Management Agreement with each of the T. Rowe Price Funds. (Incorporated by reference from Form N-1A; Accession No. 0000775688-99-000003.)

       10.02 Transfer Agency and Service Agreement dated as of January 1, 1999 between each of the T. Rowe Price Funds and T. Rowe Price Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 0000775688-99-000003.)

       10.03 Agreement dated January 1, 1999 between T. Rowe Price Retirement Plan Services, Inc. and each of the T. Rowe Price Taxable Funds. (Incorporated by reference from Form N-1A; Accession No. 0000775688-99-000003.)

       10.04 Form of Underwriting Agreement between each of the T. Rowe Price Funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 0000775688-99-000003.)

       10.05 Agreement dated February 11, 1998 between TRP Suburban Second, Inc. and Riparius Construction, Inc. as Construction Manager and Constructor (Incorporated by reference from the paper filing of March 26, 1998, pursuant to a continuing hardship exemption, on Form SE to the 1997 Form 10-K [Accession No. 0000080255-98-00358].)

       10.06 Amended, Restated, and Consolidated Office Lease dated as of May 22, 1997 between 100 East Pratt Street Limited
               Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 1997; Accession No. 0000080255-98-000358.)

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

       10.13 T. Rowe Price Associates, Inc. 1998 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 00080255-98-000355.)

       21      Subsidiaries of T. Rowe Price Associates, Inc.

       23      Consent of Independent Accountants,
               PricewaterhouseCoopers LLP.

       27      Financial Data Schedule.

(b)  Reports on Form 8-K: None were filed during the last quarter of 1998.


SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 1999.

T. Rowe Price Associates, Inc.

By: /s/ George A. Roche, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 1999.

/s/ George A. Roche, Chairman, President and Director
/s/ James S. Riepe, Vice Chairman and Director
/s/ M. David Testa, Vice Chairman and Director
/s/ James E. Halbkat, Jr., Director
/s/ Henry H. Hopkins, Director
/s/ James A.C. Kennedy, Director
/s/ John H. Laporte, Director
/s/ Richard L. Menschel, Director
/s/ William T. Reynolds, Director
/s/ Brian C. Rogers, Director
/s/ Robert L. Strickland, Director
/s/ Philip C. Walsh, Director
/s/ Anne Marie Whittemore, Director
/s/ Alvin M. Younger, Jr., Chief Financial and Accounting Officer