Form 10-Q
period 1999-03-31
PRICE T ROWE ASSOCIATES INC /MD/
filed 1999-04-27
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  MARCH 31, 1999.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 121,031,014 SHARES AT
APRIL 23, 1999.

Exhibit index is at Item 6(a) on page 14.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                        12/31/98  03/31/99
                                                        ________  ________
ASSETS
Cash and cash equivalents                               $283,838  $346,830
Accounts receivable                                      100,702   105,515
Investments in sponsored mutual funds                    192,914   194,664
Partnership and other investments                         26,597    22,130
Property and equipment                                   166,612   174,089
Other assets                                              26,121    18,668
                                                        ________  ________
                                                        $796,784  $861,896
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 45,737  $ 35,374
 Accrued compensation and retirement costs                56,757    53,302
 Income taxes payable                                     15,308    40,781
 Dividends payable                                        12,012    12,088
 Minority interests in consolidated subsidiaries          52,666    58,269
                                                        ________  ________
     Total liabilities                                   182,480   199,814
                                                        ________  ________

Commitments and contingent liabilities

Stockholders' equity
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  500,000,000 shares; issued 120,183,266 shares in
  1998 and 120,893,546 shares in 1999                     24,037    24,179
 Capital in excess of par value                           41,073    46,727
 Retained earnings                                       517,631   558,955
 Accumulated other comprehensive income                   31,563    32,221

                                                        ________  ________
     Total stockholders' equity                          614,304   662,082
                                                        ________  ________
                                                        $796,784  $861,896
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)


                                                        Three months ended
                                                       ___________________
                                                       03/31/98   03/31/99
                                                       ________   ________

Revenues
  Investment advisory fees                             $163,717   $190,877
  Administrative fees                                    42,164     49,217
  Investment and other income                             4,553      5,731
                                                       ________   ________
                                                        210,434    245,825
                                                       ________   ________

Expenses
  Compensation and related costs                         70,400     81,463
  Advertising and promotion                              20,072     20,225
  Occupancy and equipment                                18,885     20,947
  International investment research fees                 12,560     12,144
  Other operating expenses                               12,921     15,810
                                                       ________   ________
                                                        134,838    150,589
                                                       ________   ________

Income before income taxes and minority interests        75,596     95,236
Provision for income taxes                               28,927     36,288
                                                       ________   ________
Income from consolidated companies                       46,669     58,948
Minority interests in consolidated subsidiaries           5,379      5,536
                                                       ________   ________
Net income                                             $ 41,290   $ 53,412
                                                       ________   ________
                                                       ________   ________

Basic earnings per share                               $    .35   $    .44
                                                       ________   ________
                                                       ________   ________
Diluted earnings per share                             $    .32   $    .41
                                                       ________   ________
                                                       ________   ________

Dividends declared per share                           $   .085   $    .10
                                                       ________   ________
                                                       ________   ________

Weighted average shares outstanding                     118,495    120,512
                                                       ________   ________
                                                       ________   ________
Weighted average shares outstanding assuming dilution   129,933    129,589
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Three months ended
                                                       __________________
                                                       03/31/98  03/31/99
                                                       ________  ________
Cash flows from operating activities
  Net income                                           $ 41,290  $ 53,412
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization of property
     and equipment                                        7,928     7,600
    Minority interests in consolidated subsidiaries       5,379     5,536
    Income taxes accrued but not paid                    19,632    36,073
    Other changes in assets and liabilities             (13,251)  (10,934)
                                                       ________  ________
  Net cash provided by operating activities              60,978    91,687
                                                       ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                  (9,813)     (664)
  Partnership and other investments                        (566)   (7,541)
  Distributions from partnership investments                497     4,368
  Additions to property and equipment                   (11,130)  (15,209)
                                                       ________  ________
  Net cash used in investing activities                 (21,012)  (19,046)
                                                       ________  ________

Cash flows from financing activities
  Purchases of stock                                         --    (1,007)
  Receipts relating to stock issuances                    2,471     3,393
  Dividends paid to stockholders                        (10,039)  (12,012)
  Distributions to minority interests                   (17,014)      (23)
                                                       ________  ________
  Net cash used in financing activities                 (24,582)   (9,649)
                                                       ________  ________

Cash and cash equivalents
  Net increase during period                             15,384    62,992
  At beginning of year                                  200,409   283,838
                                                       ________  ________
  At end of period                                     $215,793  $346,830
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

                         T. ROWE PRICE ASSOCIATES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                          Accumu-
                                      Capital               lated
                              Common       in               other     Total
                               stock   excess             compre-    stock-
                               - par   of par  Retained   hensive  holders'
                               value    value  earnings    income    equity
                             _______  _______  ________  ________  ________
Balance at December 31, 1998,
 120,183,266 common shares   $24,037  $41,073  $517,631  $ 31,563  $614,304
Comprehensive income
 Net income                                      53,412
 Change in unrealized
  security holding gains                                      658
 Total comprehensive income                                          54,070
743,780 common shares
 issued under stock-based
 compensation plans              149    6,654                         6,803
33,500 common shares
 repurchased                      (7)  (1,000)                       (1,007)
Dividends declared                              (12,088)            (12,088)
                             _______  _______  ________   _______  ________
Balance at March 31, 1999,
 120,893,546 common shares   $24,179  $46,727  $558,955   $32,221  $662,082
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

The unaudited interim financial information contained in the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1998 Annual Report.

NOTE 2 - INFORMATION ABOUT REVENUES AND SERVICES.

The Company's revenues (in thousands) from advisory services provided under agreements with its sponsored mutual funds and other investment clients during the first quarter include:

                                                       1998      1999
                                                    _________ _________
Sponsored mutual funds
 Stock and balanced
  Domestic                                          $ 70,879   $ 80,681
  International                                       28,780     27,940
 Bond and money market                                21,831     24,322
                                                    ________   ________
                                                     121,490    132,943
Other portfolios                                      42,227     57,934
                                                    ________   ________
Total investment advisory fees                      $163,717   $190,877
                                                    ________   ________
                                                    ________   ________

The following table summarizes the various investment portfolios and assets under management (in billions) on which the Company earns its advisory fees.

                                       Average during
                                        first quarter
                                      _______________
                                       1998     1999   12/31/98 03/31/99
                                      ______   ______  ________ ________
Sponsored mutual funds
 Stock and balanced
  Domestic                            $ 48.9   $ 56.2   $ 55.9   $ 56.8
  International                         16.3     16.0     16.4     16.2
 Bond and money market                  19.8     22.2     22.1     22.5
                                      ______   ______   ______   ______
                                        85.0     94.4     94.4     95.5
Other portfolios                        45.9     53.4     53.4     53.7
                                      ______   ______   ______   ______
                                      $130.9   $147.8   $147.8   $149.2
                                      ______   ______   ______   ______
                                      ______   ______   ______   ______

Fees for advisory-related administrative services provided to the funds were $31,021,000 and $36,222,000 in the first quarter of 1998 and 1999, respectively. Accounts receivable from the funds aggregate $59,052,000 at March 31, 1999.

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE.

On January 1, 1999, the Company prospectively adopted a new accounting principle requiring the capitalization and subsequent amortization of certain costs of computer software developed or obtained for internal use. This change is not material to results of operations for the first quarter of 1999.

NOTE 4 - SUBSEQUENT EVENT.

On April 2, 1999, the Company borrowed 1,809,500,000 yen from a bank under a five-year promissory note due in installments of 180,950,000 yen in each of 2002 and 2003 and the balance of 1,447,600,000 yen in 2004. Interest is due quarterly at LIBOR for yen-denominated transactions plus .95% and is fixed for the first two years of the borrowing at 1.42%.

On April 5, 1999, the Company used the proceeds of the borrowing to acquire a 10% interest in Daiwa SB Investments Ltd., a Japan-based investment management venture with The Sumitomo Bank and Daiwa Securities Co. The Company will account for its investment using the cost method.

The Company has recorded both its yen borrowing and investment at $15,019,000.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated financial statements of T. Rowe Price Associates, Inc. and its subsidiaries as of March 31, 1999 and for the three-month periods ended March 31, 1998 and 1999, appearing on pages two through seven of this Form 10-Q Quarterly Report. These financial statements are the responsibility of the company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, of cash flows, and of stock-holders' equity for the year then ended (not presented herein), and in our report dated January 26, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
April 19, 1999


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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of its individual and institutional investment advisory clients. Investment advisory revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. At March 31, 1999, assets under management totaled $149.2 billion, including $95.5 billion in the mutual funds. Equity investments comprise 73% of all assets under management at the end of March 1999.

This management's discussion and analysis should be read in conjunction with that contained in the 1998 Annual Report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 VERSUS 1998.

Net income increased $12.1 million or 29% to $53.4 million, or diluted earnings per share of $0.41, from $41.3 million or diluted earnings per share of $0.32. Total revenues increased about 17% from $210 million to nearly $246 million, led by an increase of $27 million in investment advisory fees.

Investment advisory revenues earned from the mutual fund investment portfolios increased $11.5 million as average mutual fund assets under management were $94.4 billion, almost $9.4 billion more than during the 1998 period. First quarter average fund assets reflect the full lagged effect of asset growth in late 1998. Fund assets were up $1.1 billion during the first quarter and totaled $95.5 billion at March 31, 1999, including nearly $73 billion in stock and balanced funds. Net cash inflows to the funds during the quarter totaled $250 million, including inflows of $400 million into domestic stock funds and $350 million into the bond and money market funds, offset in part by outflows of $500 million from international stock funds. The balance of the increase in mutual fund assets was due to appreciation and reinvested income. Fees earned from other investment portfolios contributed the balance of the advisory revenue gains, including $7.1 million of increased performance-based advisory fees earned primarily on assets managed in sponsored partnerships. Assets under management in other investment portfolios rose to $53.7 billion at March 31, 1999, up $300 million since year-end 1998. Total assets under management closed the quarter at $149.2 billion, up from $147.8 billion at the end of 1998. International assets under management by the Company's 50% owned consolidated subsidiary, Rowe Price-Fleming International, ended the 1999 quarter at $32.4 billion, including $17.3 billion in the mutual funds.

Administrative fees from advisory-related services to the funds and their shareholders rose $7 million to $49.2 million. These increases were primarily attributable to defined contribution retirement plan recordkeeping and mutual fund transfer agent services; however, increased operating expenses, including preparations for Year 2000 processing, offset these gains. Commissions earned on greater trading volume in discount brokerage contributed $2.1 million of the revenue increase.

Investment and other income rose $1.2 million, including $0.9 million of income from greater money market and other mutual fund investments.

Operating expenses increased 12% to $150.6 million. Greater compensation and related costs, which were up $11.1 million, were attributable to increases in rates of compensation, including performance-related bonuses, and an 11% increase in staff size primarily to support the Company's growing investment-related administrative services and technology support operations. At March 31, 1999, the Company employed nearly 3,600 associates. Advertising and promotion expenditures increased less than 1% as compared with the 1998 period. These expenditures will vary over time as market conditions and cash flows to the funds warrant. Occupancy and equipment expense was up due to the expansion of operating facilities and equipment acquisitions, primarily investments in technology. Other expenses increased $2.9 million in support of the Company's growing operations.

CAPITAL RESOURCES AND LIQUIDITY.

See Note 4 on page 7 of this Form 10-Q Quarterly Report for a discussion concerning borrowings and investments.

YEAR 2000 PROCESSING ISSUE UPDATE.

In April 1999, the Company completed its participation in the street-wide testing conducted by the Securities Industry Association (SIA) and securities industry firms. Results of the testing are pending SIA publication.

The following chart summarizes the Company's estimated timetable and current state of completion for its mission critical systems efforts including those related to the mutual fund transfer agency system, which is maintained by a third-party service provider.

Stages                            Target date     Current state of completion
_____________________________     ___________     ___________________________
Identification and assessment      Complete              Complete
Remediation                        Complete              Complete
Internal testing                   Complete              Complete
Point-to-point testing             06/30/99              More than 75%
Implementation                     06/30/99              More than 75%

The Company is developing a contingency plan for its mission critical systems and external dependencies. However, in an operation as complex as providing global investment advisory services, there are limited alternatives to certain mission critical systems and third-party providers, including electrical power and communications services. If these services or mission critical systems such as the mutual fund transfer agent system fail for an extended period of time, there would likely be a material adverse effect on the Company's business, results of operations and financial condition. Although the Company is investigating alternative solutions, it is unlikely that any adequate contingency plan can be developed for any prolonged failure of these mission critical services and systems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since December 31, 1998, there has been no material change in the information provided in Item 7A of the 1998 Form 10-K Annual Report.


PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

On July 6, 1998, RPFI, the T. Rowe Price International Stock Fund (the International Stock Fund) and its five directors were named as defendants in an action, Migdal v. Rowe Price-Fleming International, Inc., et al., filed in the United States District Court for the District of Maryland. The Complaint sought to invalidate the advisory agreement between RPFI and the International Stock Fund, and sought recovery of an unspecified amount of advisory fees paid by the International Stock Fund to RPFI. This action was based on an allegation that the International Stock Fund does not have a sufficient number of independent directors, as required by the Investment Company Act of 1940, as amended, because its independent directors serve on multiple boards of directors within the T. Rowe Price mutual fund complex and receive substantial compensation in the form of director fees. On October 12, 1998, the plaintiffs filed an Amended Complaint adding as a plaintiff Linda B. Rohrbaugh, a shareholder in the T. Rowe Price Growth Stock Fund.
The Amended Complaint also added as defendants T. Rowe Price Growth Stock Fund, T. Rowe Price Associates, and three of the Company's wholly-owned subsidiaries (T. Rowe Price Investment Services, T. Rowe Price Services and
T. Rowe Price Retirement Plan Services) which provide services to the Funds, as well as five directors of the T. Rowe Price Growth Stock Fund. On January 21, 1999, the Amended Complaint was dismissed with leave for plaintiffs to re-file. On February 16, 1999, the plaintiffs filed a Second Amended Complaint, though the fund directors were excluded as defendants. The Second Amended Complaint alleges a claim under Section 36(b) of the Investment Company Act of 1940. The Complaint seeks to invalidate the advisory and service agreements negotiated between the corporate defendants and certain T. Rowe Price funds based on a claim that (i) the fees paid to the corporate defendants were excessive and (ii) the advisory agreements were not negotiated at arms length because each of the board of directors of the Price funds are not independent as required under the Investment Company Act of 1940.

On March 19, 1999, T. Rowe Price and the other defendants filed a Motion to Dismiss Second Amended Complaint. On April 19, 1999, the plaintiffs filed a Memorandum in Opposition to Defendants' Motion to Dismiss the Second Amended Complaint.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1999 annual meeting of the Company's stockholders was held on April 15, 1999. The Company's proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 120,538,067 as of the record date of February 16, 1999.

Management's 13 nominees for the Board of Directors were elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualify. The tabulation of votes was:

         Nominee                   For               Withheld
         ________________          ___________       _________

         J.E. Halbkat, Jr.         104,846,889       4,238,658
         H.H. Hopkins              107,388,177       1,697,370
         J.A.C. Kennedy            107,017,660       2,067,887
         J.H. Laporte              107,398,738       1,686,809
         R.L. Menschel             107,372,988       1,712,559
         W.T. Reynolds             107,394,357       1,691,190
         J.S. Riepe                107,394,578       1,690,969
         G.A. Roche                107,275,052       1,810,495
         B.C. Rogers               107,394,848       1,690,699
         R.L. Strickland           107,383,239       1,702,308
         M.D. Testa                107,348,830       1,736,717
         P.C. Walsh                107,365,855       1,719,692
         A.M. Whittemore           107,392,557       1,692,990

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

       27      Financial Data Schedule.

(b)  Reports on Form 8-K:  None were filed during the first quarter of 1999.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 26, 1999.

T. Rowe Price Associates, Inc.


/s/ Alvin M. Younger, Jr.,  Managing Director, Chief Financial & Accounting
 Officer, Treasurer and Secretary