Form 10-Q
period 1999-06-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 1999-07-28
CIK 80255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  JUNE 30, 1999.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 121,390,478 SHARES AT
JULY 26, 1999.

Exhibit index is at Item 6(a) on page 14.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                         T. ROWE PRICE ASSOCIATES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                        12/31/98  06/30/99
                                                        ________  ________
ASSETS
Cash and cash equivalents                               $283,838  $361,584
Accounts receivable                                      100,702   108,530
Investments in sponsored mutual funds                    192,914   208,290
Other investments                                         26,597    33,016
Property and equipment                                   166,612   186,710
Other assets                                              26,121    22,899
                                                        ________  ________
                                                        $796,784  $921,029
                                                        ________  ________
                                                        ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                  $ 45,737  $ 32,835
 Accrued compensation and related costs                   56,757    65,318
 Income taxes payable                                     15,308    18,327
 Dividends payable                                        12,012    12,130
 Debt                                                         --    15,014
 Minority interests in consolidated subsidiaries          52,666    63,581
                                                        ________  ________
     Total liabilities                                   182,480   207,205
                                                        ________  ________

Commitments and contingent liabilities

Stockholders' equity
 Preferred stock, undesignated, $.20 par value -
  authorized and unissued 20,000,000 shares                   --        --
 Common stock, $.20 par value - authorized
  500,000,000 shares; issued 120,183,266 shares in
  1998 and 121,353,820 shares in 1999                     24,037    24,271
 Capital in excess of par value                           41,073    48,273
 Retained earnings                                       517,631   600,516
 Accumulated other comprehensive income                   31,563    40,764
                                                        ________  ________
     Total stockholders' equity                          614,304   713,824
                                                        ________  ________
                                                        $796,784  $921,029
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

                         T. ROWE PRICE ASSOCIATES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)

                                       Three months      Six months
                                           ended            ended
                                     _________________ _________________
                                     06/30/98 06/30/99 06/30/98 06/30/99
                                     ________ ________ ________ ________

Revenues
  Investment advisory fees          $176,750 $191,545 $340,467 $382,423
  Administrative fees                 43,361   48,379   85,525   97,596
  Investment and other income          2,198    5,847    6,751   11,578
                                    ________ ________ ________ ________
                                     222,309  245,771  432,743  491,597
                                    ________ ________ ________ ________

Expenses
  Compensation and related costs      75,906   82,932  146,306  164,395
  Advertising and promotion           16,983   16,268   37,055   36,493
  Occupancy and equipment             20,071   21,402   38,956   42,349
  International investment
   research fees                      12,553   12,581   25,113   24,725
  Other operating expenses            15,042   17,115   27,963   32,925
                                    ________ ________ ________ ________
                                     140,555  150,298  275,393  300,887
                                    ________ ________ ________ ________

Income before income taxes and
 minority interests                   81,754   95,473  157,350  190,710
Provision for income taxes            31,602   36,657   60,529   72,945
                                    ________ ________ ________ ________
Income from consolidated companies 50,152 58,816 96,821 117,765 Minority interests in consolidated
 subsidiaries                          5,283    5,126   10,662   10,662
                                    ________ ________ ________ ________
Net income                          $ 44,869 $ 53,690 $ 86,159 $107,103
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Basic earnings per share            $    .38 $    .44 $    .72 $    .89
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________
Diluted earnings per share          $    .34 $    .41 $    .66 $    .82
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Dividends declared per share        $   .085 $    .10 $    .17 $    .20
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________

Weighted average shares outstanding  119,209  121,152  118,854  120,834
                                    ________ ________ ________ ________
                                    ________ ________ ________ ________
Weighted average shares outstanding-
 assuming dilution                   130,598  130,062  130,267  129,827
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

                         T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Three months ended
                                                       __________________
                                                       06/30/98  06/30/99
                                                       ________  ________
Cash flows from operating activities
  Net income                                           $ 86,159  $107,103
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization of property
     and equipment                                       15,900    15,421
    Minority interests in consolidated subsidiaries      10,662    10,662
    Other changes in assets and liabilities                 613    (1,545)
                                                       ________  ________
  Net cash provided by operating activities             113,334   131,641
                                                       ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                 (13,330)   (1,018)
  Proceeds from disposition of sponsored mutual funds     3,957        --
  Other investments                                        (579)  (23,792)
  Distributions from other investments                    2,116    10,002
  Additions to property and equipment                   (24,874)  (31,500)
                                                       ________  ________
  Net cash used in investing activities                 (32,710)  (46,308)
                                                       ________  ________

Cash flows from financing activities
  Purchases of stock                                         --    (3,669)
  Receipts relating to stock issuances                    4,855     5,186
  Proceeds of bank borrowing                                 --    15,019
  Dividends paid to stockholders                        (20,127)  (24,100)
  Distributions to minority interests                   (17,030)      (23)
                                                       ________  ________
  Net cash used in financing activities                 (32,302)   (7,587)
                                                       ________  ________

Cash and cash equivalents
  Net increase during period                             48,322    77,746
  At beginning of year                                  200,409   283,838
                                                       ________  ________
  At end of period                                     $248,731  $361,584
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

                         T. ROWE PRICE ASSOCIATES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                          Accumu-
                                      Capital               lated
                              Common       in               other     Total
                               stock   excess             compre-    stock-
                               - par   of par  Retained   hensive  holders'
                               value    value  earnings    income    equity
                             _______  _______  ________  ________  ________
Balance at December 31, 1998,
 120,183,266 common shares   $24,037  $41,073  $517,631   $31,563  $614,304
Comprehensive income
 Net income                                     107,103
 Change in unrealized
  security holding gains                                    9,201
 Total comprehensive income                                         116,304
1,284,054 common shares
 issued under stock-based
 compensation plans              257   10,847                        11,104
113,500 common shares
 repurchased                     (23)  (3,647)                       (3,670)
Dividends declared                              (24,218)            (24,218)
                             _______  _______  ________   _______  ________
Balance at June 30, 1999,
 121,353,820 common shares   $24,271  $48,273  $600,516   $40,764  $713,824
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

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE.

On January 1, 1999, the Company prospectively adopted a new accounting principle requiring the capitalization and subsequent amortization of certain costs of computer software developed or obtained for internal use. This change is not material to the Company's 1999 results of operations.

NOTE 3 - OTHER INVESTMENTS.

On April 5, 1999, the Company acquired a 10% interest in Daiwa SB Investments Ltd., a Japan-based investment management venture with Sumitomo Bank and Daiwa Securities. The Company accounts for this $15,019,000 investment using the cost method.

NOTE 4 - DEBT.

On April 2, 1999, the Company borrowed 1,809,500,000 yen ($15,019,000) from a bank under a five-year promissory note due in installments of 180,950,000 yen in each of 2002 and 2003 and the balance of 1,447,600,000 yen in 2004. Interest is due quarterly at LIBOR for yen-denominated transactions plus .95% and is fixed for the first two years of the borrowing at 1.42%. Foreign currency transaction gains or losses related to this borrowing are included in investment and other income.

NOTE 5 - INFORMATION ABOUT REVENUES AND SERVICES.

The Company's revenues (in thousands) from advisory services provided under agreements with its sponsored mutual funds and other investment clients during the first six months include:

                                                       1998      1999
                                                    ________   ________
Sponsored mutual funds
 Stock and balanced
  Domestic                                          $148,392   $167,659
  International                                       59,476     57,199
 Bond and money market                                44,383     48,855
                                                    ________   ________
                                                     252,251    273,713
Other portfolios                                      88,216    108,710
                                                    ________   ________
Total investment advisory fees                      $340,467   $382,423
                                                    ________   ________
                                                    ________   ________

The following table summarizes the various investment portfolios and assets under management (in billions) on which the Company earns its advisory fees.

                                       Average during
                                       first 6 months
                                      _______________
                                       1998     1999   12/31/98 06/30/99
                                      ______   ______  ________ ________
Sponsored mutual funds
 Stock and balanced
  Domestic                            $ 51.2   $ 58.4   $ 55.9   $ 63.9
  International                         16.8     16.3     16.4     16.6
 Bond and money market                  20.1     22.3     22.1     22.1
                                      ______   ______   ______   ______
                                        88.1     97.0     94.4    102.6
Other portfolios                        47.7     54.4     53.4     56.6
                                      ______   ______   ______   ______
                                      $135.8   $151.4   $147.8   $159.2
                                      ______   ______   ______   ______
                                      ______   ______   ______   ______

Fees for advisory-related administrative services provided to the funds were $63,403,000 and $72,137,000 in the first six months of 1998 and 1999, respectively. Accounts receivable from the funds aggregate $59,700,000 at June 30, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated financial statements of T. Rowe Price Associates, Inc. and its subsidiaries as of June 30, 1999 and for the three- and six-month periods ended June 30, 1998 and 1999, appearing on pages two through seven of this Form 10-Q Quarterly Report. These financial statements are the responsibility of the company's management.

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

Baltimore, Maryland
July 23, 1999


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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of its individual and institutional investment advisory clients. Investment advisory revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. At June 30, 1999, assets under management totaled $159.2 billion, including $102.6 billion in the mutual funds. Equity investments comprise 74% of all assets under management at the end of June 1999.

This management's discussion and analysis should be read in conjunction with that contained in the 1998 Annual Report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 VERSUS 1998.

Net income increased $8.8 million or 20% to $53.7 million, or diluted earnings per share of $0.41, from $44.9 million or diluted earnings per share of $0.34. Total revenues increased almost 11% from $222 million to nearly $246 million, led by an increase of nearly $15 million in investment advisory fees.

Investment advisory revenues earned from the mutual fund investment portfolios increased $10.0 million as average mutual fund assets under management were $99.5 billion, up $8.4 billion from the 1998 period. Fund assets rose $7.1 billion during the second quarter and totaled more than $102.6 billion at June 30, 1999, including $80.5 billion in stock and balanced funds. Net cash inflows to the funds during the quarter totaled $324 million, including net inflows of $799 million into domestic stock funds offset in part by net outflows of $219 million from bond and money market funds and $256 million from international stock funds. The balance of the increase in mutual fund assets was due to appreciation and reinvested income. Fees earned from other investment portfolios, including subadvised variable annuity funds, contributed the balance of the advisory revenue gains. Assets under management in other investment portfolios rose to $56.6 billion at June 30, 1999, up $2.9 billion since March 31, 1999. Total assets under management closed the quarter at $159.2 billion, up from $149.2 billion at

March 31, 1999. International assets under management by the Company's 50% owned consolidated subsidiary, Rowe Price-Fleming International, were up modestly to end the quarter at $33.3 billion, including $17.7 billion in the mutual funds.

Administrative fees from advisory-related services to the funds and their shareholders rose $5 million to $48.4 million. These increases were primarily attributable to defined contribution retirement plan recordkeeping services; however, increased operating expenses, including preparations for Year 2000 processing, offset these gains. Commissions earned on greater trading volume in discount brokerage contributed $1.7 million of the administrative revenues increase.

Investment and other income was up $3.7 million, including $1.5 million of additional income from the Company's greater money market mutual fund investments. Losses recognized in 1998 from the decline in value of investment portfolios held by certain partnerships in which the Company invests did not recur in 1999.

Operating expenses increased 7% to $150.3 million. Greater compensation and related costs, which were up $7.0 million, were attributable to increases in rates of compensation, including performance-related bonuses, and an increase in staff size primarily to support the Company's growing investment-related administrative services and technology support operations. At June 30, 1999, the Company employed nearly 3,600 associates. Occupancy and equipment expense was up due to the expansion of operating facilities and equipment acquisitions, primarily investments in technology. Other expenses increased largely in support of the Company's growing operations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 VERSUS 1998.

Net income increased $20.9 million or 24% to $107.1 million, or diluted earnings per share of $0.82, from $86.2 million or diluted earnings per share of $0.66. Total revenues increased about 14% from $433 million to nearly $492 million, led by an increase of $42 million in investment advisory fees.

Investment advisory revenues earned from the mutual fund investment portfolios increased $21.5 million as average mutual fund assets under management were $97.0 billion, $8.9 billion more than during the 1998 period. Net cash inflows to the funds during the first half totaled $571 million, including inflows of $1.2 billion into domestic stock funds and nearly $200 million into money market funds, offset in part by outflows of $750 million from international funds. The balance of the increase in mutual fund assets was due to appreciation and reinvested income. Fees earned from other investment portfolios, including subadvised variable annuity funds, contributed the balance of the advisory revenue gains, including $7.1 million of increased performance-based advisory fees earned primarily on assets managed in sponsored partnerships. Total assets under management closed the quarter at $159.2 billion, up from $147.8 billion at the end of 1998.

Administrative fees from advisory-related services to the funds and their shareholders rose $12.1 million to $97.6 million. These increases were primarily attributable to defined contribution retirement plan recordkeeping services; however, increased operating expenses, including preparations for Year 2000 processing, offset these gains. Commissions earned on greater trading volume in discount brokerage contributed $3.7 million of the revenue increase.

Investment and other income rose $4.8 million, largely from greater income on the Company's larger money market mutual fund investments and gains recognized by certain sponsored partnerships in which the Company invests.

Operating expenses increased 9% to $300.9 million. Greater compensation and related costs, which were up $18.1 million, were attributable to increases in rates of compensation, including performance-related bonuses, and the increase in staff size. Occupancy and equipment expense was up due to the expansion of operating facilities and equipment acquisitions, primarily investments in technology. Other expenses increased $5.0 million in support of the Company's growing operations.

CAPITAL RESOURCES AND LIQUIDITY.

See Notes 3 and 4 on page 6 of this Quarterly Report for a discussion concerning borrowings and investments made in April 1999.

YEAR 2000 PROCESSING ISSUE UPDATE.

In April 1999, the Company completed its participation in the street-wide testing conducted by the Securities Industry Association (SIA) and securities industry firms, and experienced no Year 2000-related errors in its testing. The SIA's report on the testing noted that "industry-wide testing results are encouraging and support the conclusion that the U.S. securities industry as a whole is well positioned to achieve Year 2000 compliance."

At June 30, 1999, the Company's mission critical systems efforts were complete. The Company expects that non-mission critical systems efforts will be completed during the third quarter of 1999.

The Company periodically reviews its contingency plan for mission critical systems and external dependencies and, from time-to-time, updates it as necessary. However, in an operation as complex as providing global investment advisory services, there are limited alternatives to certain mission critical systems and third-party providers, including electrical power and communications services. If these services or mission critical systems such as the mutual fund transfer agent system fail for an extended period of time, there would likely be a material adverse effect on the Company's business, results of operations and financial condition. Although the Company is investigating alternative solutions, it is unlikely that any adequate contingency plan can be developed for any prolonged failure of these mission critical services and systems.

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

On March 19, 1999, T. Rowe Price and the other defendants filed a Motion to Dismiss Second Amended Complaint with prejudice. On April 19, 1999, the plaintiffs filed a Memorandum in Opposition and, on May 4, 1999, T. Rowe Price and the other defendants filed a Reply.

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

       27      Financial Data Schedule.

(b)  Reports on Form 8-K:  None were filed during the second quarter of 1999.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 27, 1999.

T. Rowe Price Associates, Inc.


/s/ Alvin M. Younger, Jr.,  Managing Director, Chief Financial & Accounting
 Officer, Treasurer and Secretary