Form 10-Q
period 1999-09-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 1999-10-22
CIK 80255

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  SEPTEMBER 30, 1999.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 119,651,894 SHARES AT
OCTOBER 18, 1999.

Exhibit index is at Item 6(a) on page 15.

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                        T. ROWE PRICE ASSOCIATES, INC.
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                         12/31/98  09/30/99
                                                         ________  ________
ASSETS
Cash and cash equivalents                                $283,838  $390,565
Accounts receivable                                       100,702   112,025
Investments in sponsored mutual funds                     192,914   204,313
Other investments                                          26,597    33,310
Property and equipment                                    166,612   196,839
Other assets                                               26,121    16,873
                                                         ________  ________
                                                         $796,784  $953,925
                                                         ________  ________
                                                         ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                  $ 45,737  $ 48,051
  Accrued compensation and related costs                   56,757    89,576
  Income taxes payable                                     15,308    16,404
  Dividends payable                                        12,012    12,010
  Debt                                                         --    17,088
  Minority interests in consolidated subsidiaries          52,666    69,228
                                                         ________  ________
      Total liabilities                                   182,480   252,357
                                                         ________  ________

Commitments and contingent liabilities

Stockholders' equity
  Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares                   --        --
  Common stock, $.20 par value - authorized
   500,000,000 shares; issued 120,183,266 shares in
   1998 and 119,716,171 shares in 1999                     24,037    23,943
  Capital in excess of par value                           41,073    43,132
  Retained earnings                                       517,631   598,446
  Accumulated other comprehensive income                   31,563    36,047
                                                         ________  ________
      Total stockholders' equity                          614,304   701,568
                                                         ________  ________
                                                         $796,784  $953,925
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

                        T. ROWE PRICE ASSOCIATES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per-share amounts)


                                       Three months       Nine months
                                           ended             ended
                                     _________________ _________________
                                     09/30/98 09/30/99 09/30/98 09/30/99
                                     ________ ________ ________ ________
Revenues
  Investment advisory fees           $170,214 $204,225 $510,681 $586,648
  Administrative fees                  42,919   49,954  128,444  147,550
  Investment and other income           5,426    5,750   12,177   17,328
                                     ________ ________ ________ ________
                                      218,559  259,929  651,302  751,526
                                     ________ ________ ________ ________

Expenses
  Compensation and related costs       78,153   83,531  224,459  247,926
  Advertising and promotion            13,764   13,309   50,819   49,802
  Occupancy and equipment              22,293   24,625   61,249   66,974
  International investment
   research fees                       10,657   13,041   35,770   37,766
  Other operating expenses             15,223   17,068   43,186   49,993
                                     ________ ________ ________ ________
                                      140,090  151,574  415,483  452,461
                                     ________ ________ ________ ________

Income before income taxes and
 minority interests                    78,469  108,355  235,819  299,065
Provision for income taxes             30,094   40,509   90,623  113,454
                                     ________ ________ ________ ________
Income from consolidated companies 48,375 67,846 145,196 185,611 Minority interests in consolidated
 subsidiaries                           5,401    5,625   16,063   16,287
                                     ________ ________ ________ ________
Net income                           $ 42,974 $ 62,221 $129,133 $169,324
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________

Basic earnings per share             $    .36 $    .51 $   1.08 $   1.40
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________
Diluted earnings per share           $    .33 $    .48 $    .99 $   1.31
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________

Dividends declared per share         $   .085 $    .10 $   .255 $    .30
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________

Weighted average shares outstanding   119,429  120,967  119,047  120,879
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________
Weighted average shares outstanding-
 assuming dilution                    130,096  129,041  130,209  129,562
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

                        T. ROWE PRICE ASSOCIATES, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                         Nine months ended
                                                        __________________
                                                        09/30/98  09/30/99
                                                        ________  ________
Cash flows from operating activities
  Net income                                            $129,133  $169,324
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization of property
     and equipment                                        24,286    23,548
    Minority interests in consolidated subsidiaries       16,063    16,287
    Other changes in assets and liabilities               30,343    32,879
                                                        ________  ________
  Net cash provided by operating activities              199,825   242,038
                                                        ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                  (13,690)   (5,363)
  Proceeds from disposition of sponsored mutual funds     13,955     1,186
  Other investments                                       (1,113)  (23,633)
  Distributions from other investments                     2,686     9,537
  Additions to property and equipment                    (41,247)  (47,009)
                                                        ________  ________
  Net cash used in investing activities                  (39,409)  (65,282)
                                                        ________  ________

Cash flows from financing activities
  Purchases of stock                                     (33,666)  (55,468)
  Receipts relating to stock issuances                     7,951     6,674
  Proceeds of bank borrowing                                  --    15,019
  Dividends paid to stockholders                         (30,285)  (36,231)
  Distributions to minority interests                    (17,045)      (23)
                                                        ________  ________
  Net cash used in financing activities                  (73,045)  (70,029)
                                                        ________  ________

Cash and cash equivalents
  Net increase during period                              87,371   106,727
  At beginning of year                                   200,409   283,838
                                                        ________  ________
  At end of period                                      $287,780  $390,565
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

                        T. ROWE PRICE ASSOCIATES, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (dollars in thousands)


                                                           Accumu-
                                       Capital               lated
                               Common       in               other     Total
                                stock   excess             compre-    stock-
                                - par   of par  Retained   hensive  holders'
                                value    value  earnings    income    equity
                              _______  _______  ________  ________  ________
Balance at December 31, 1998,
 120,183,266 common shares    $24,037  $41,073  $517,631   $31,563  $614,304
Comprehensive income
 Net income                                      169,324
 Change in unrealized
  security holding gains                                     4,484
 Total comprehensive income                                          173,808
1,609,395 common shares
 issued under stock-based
 compensation plans               322   13,036                        13,358
2,076,490 common shares
 repurchased                     (416) (10,977)  (52,280)            (63,673)
Dividends declared                               (36,229)            (36,229)
                              _______  _______  ________   _______  ________
Balance at September 30, 1999,
 119,716,171 common shares    $23,943  $43,132  $598,446   $36,047  $701,568
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

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE.

On January 1, 1999, the Company prospectively adopted a new accounting principle requiring the capitalization and subsequent amortization of certain costs of computer software developed for internal use. Accordingly, the Company capitalized $1,825,000 during the third quarter and $3,724,000 during the first nine months of 1999.

NOTE 3 - OTHER INVESTMENTS.

On April 5, 1999, the Company acquired a 10% interest in Daiwa SB
Investments Ltd., a Japan-based investment management venture with Sumitomo Bank and Daiwa Securities. The Company accounts for this $15,019,000 investment using the cost method.

NOTE 4 - DEBT.

On April 2, 1999, the Company borrowed 1,809,500,000 yen ($15,019,000) from a bank under a promissory note due in installments of 180,950,000 yen in 2002 and 2003 and 1,447,600,000 yen in 2004. Interest is due quarterly at LIBOR for yen borrowings plus .95% and is fixed for the first two years at

1.42%. Foreign currency transaction losses arising from this borrowing of $2,012,000 during the nine months ended September 30, 1999 are included in investment and other income.

NOTE 5 - INFORMATION ABOUT REVENUES AND SERVICES.

The Company's revenues (in thousands) from advisory services provided under agreements with its sponsored mutual funds and other investment clients during the first nine months include:

                                                       1998       1999
                                                     _________  _________
Sponsored mutual funds
 Stock and balanced
  Domestic                                           $221,918   $261,246
  International                                        88,291     87,739
 Bond and money market                                 67,934     73,511
                                                     ________   ________
                                                      378,143    422,496
Other portfolios                                      132,538    164,152
                                                     ________   ________
Total investment advisory fees                       $510,681   $586,648
                                                     ________   ________
                                                     ________   ________

The following table summarizes the various investment portfolios and assets under management (in billions) on which the Company earns its advisory fees.

                                       Average during
                                       first 9 months
                                       _______________
                                        1998     1999   12/31/98  09/30/99
                                       ______   ______  ________  ________
Sponsored mutual funds
 Stock and balanced
  Domestic                             $ 50.9   $ 60.3   $ 55.9    $ 61.6
  International                          16.6     16.5     16.4      17.1
 Bond and money market                   20.4     22.2     22.1      22.2
                                       ______   ______   ______    ______
                                         87.9     99.0     94.4     100.9
Other portfolios                         48.0     55.4     53.4      56.5
                                       ______   ______   ______    ______
                                       $135.9   $154.4   $147.8    $157.4
                                       ______   ______   ______    ______
                                       ______   ______   ______    ______

Fees for advisory-related administrative services provided to the funds were $94,700,000 and $110,661,000 for the first nine months of 1998 and 1999, respectively. Accounts receivable from the funds totaled $56,345,000 at December 31, 1998 and $60,983,000 at September 30, 1999.

NOTE 6 - COMMON STOCK.

During the first nine months of 1999, the Company granted options to acquire 3,413,215 common shares to certain of its directors, officers and employees at an average price of $30.94.

At September 30, 1999, accounts payable and accrued expenses includes $8,205,000 related to the pending settlement of common share repurchases. During the first four days of October 1999, the Company repurchased an additional 140,000 common shares at an aggregate price of $3,745,000.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated financial statements of T. Rowe Price Associates, Inc. and its subsidiaries as of September 30, 1999 and for the three- and nine-month periods ended September 30, 1998 and 1999, appearing on pages two through seven of this Form 10-Q Quarterly Report.
These financial statements are the responsibility of the company's management.

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

Baltimore, Maryland
October 20, 1999


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

The Company's base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of its individual and institutional investment advisory clients. Investment advisory revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. At September 30, 1999, assets under management totaled $157.4 billion, including $100.9 billion in the mutual funds. Equity investments comprise nearly 75% of all assets under management at September 30, 1999.

This management's discussion and analysis should be read in conjunction with that contained in the 1998 Annual Report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS 1998.

Net income increased $19.2 million or 45% to $62.2 million, or diluted earnings per share of $0.48, from $43.0 million or diluted earnings per share of $0.33. Total revenues increased 19% from $219 million to $260 million, led by an increase of $34 million in investment advisory fees.

Investment advisory revenues earned from the mutual fund investment portfolios increased $22.9 million as average mutual fund assets under management were $102.9 billion, up $15.4 billion from the 1998 period. Fund assets decreased $1.8 billion during the third quarter of 1999 and totaled $100.9 billion at period end, including $78.7 billion in stock and balanced funds. Net cash inflows to the funds during the quarter totaled $818 million, including net inflows of $989 million into domestic stock funds offset by net outflows of $24 million from bond and money market funds and $147 million from international stock funds. The balance of the change in mutual fund assets was due to market value depreciation and reinvested income. Fees earned from other investment portfolios, including variable annuity and other subadvised funds, contributed the balance of the advisory revenue gains. Assets under management in other investment portfolios were $56.5 billion at September 30, 1999, down less than $100 million from June 30, 1999.

Administrative fees from advisory-related services to the funds and their shareholders rose $7.0 million to nearly $50 million. These increases were primarily attributable to defined contribution retirement plan recordkeeping services; however, increased operating expenses, including preparations for Year 2000 processing, offset these gains.

Investment and other income was up $.3 million, including $1.8 million from the Company's greater money market mutual fund investments and $.6 million from other investments. These gains were, for the most part, offset by a $2.1 million foreign currency exchange rate loss on the Company's yen-denominated debt.

Operating expenses increased 8% to $151.6 million. Greater compensation and related costs, which were up $5.4 million, were attributable to increases in rates of compensation, including performance-related bonuses, and an increase in staff size primarily to support the Company's growing investment-related administrative services and technology support operations. At September 30, 1999, the Company employed more than 3,700 associates. Advertising and promotion costs decreased almost $.5 million from 1998 levels. These expenditures will vary over time as market conditions and cash flows to the mutual funds warrant. The Company expects to increase spending in the fourth quarter to a level above that of the fourth quarter 1998. Occupancy and equipment expense was up due to the expansion of operating facilities and related equipment leasing, primarily of technology assets. International investment research fees were up $2.4 million as international assets under management increased to a record $34.9 billion at September 30, 1999, including $18.2 billion in the mutual funds. International assets are managed by the Company's 50% owned consolidated subsidiary, Rowe Price-Fleming International (RPFI). Other expenses increased largely to support the Company's growing technology support operations.

The provision for income taxes as a percentage of pretax income is lower in 1999 due to changes anticipated in the apportionment of income for state taxation.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS 1998.

Net income increased $40.2 million or 31% to $169.3 million, or diluted earnings per share of $1.31, from $129.1 million or diluted earnings per share of $0.99. Total revenues increased 15% from $651.3 million to $751.5 million, led by an increase of $76.0 million in investment advisory fees.

Investment advisory revenues earned from the mutual fund investment portfolios increased $44.4 million as average mutual fund assets under management were $99.0 billion, $11.1 billion more than during the 1998 period. Net cash inflows to the funds in 1999 totaled $1.4 billion, including inflows of $2.2 billion into domestic stock funds and $.1 billion into bond and money market funds, offset in part by outflows of $.9 billion from international funds. The balance of the increase in mutual fund assets was due to appreciation and reinvested income. Fees earned from other investment portfolios including $6.7 million of increased performance-based advisory fees earned primarily on assets managed in sponsored partnerships.

Administrative fees from advisory-related services to the funds and their shareholders rose $19.1 million to nearly $147.6 million. This increase was primarily attributable to defined contribution retirement plan recordkeeping services; however, increased operating expenses, including preparations for Year 2000 processing, offset these gains. Commissions earned on greater trading volume in discount brokerage contributed $3.8 million of the revenue increase.

Investment and other income rose $5.2 million, largely from greater income on the Company's larger money market mutual fund investments. Gains recognized by certain sponsored partnerships in which the Company invests were partially offset by the foreign currency exchange rate loss on the yen-denominated debt.

Operating expenses increased 9% to $452.5 million. Greater compensation and related costs, which were up $23.5 million, were attributable to increases in rates of compensation, including performance-related bonuses, and the increase in staff size. Occupancy and equipment expense was up due to the expansion of operating facilities and related equipment acquisitions, primarily leases of technology assets. Other expenses increased $6.8 million to support the Company's growing operations.

CAPITAL RESOURCES AND LIQUIDITY.

See Notes 3 and 4 on page 6 of this Quarterly Report for a discussion concerning borrowings and investments made in 1999.

YEAR 2000 PROCESSING ISSUE UPDATE.

At June 30, 1999, the Company's mission critical systems efforts were complete. The Company's non-mission critical systems efforts were completed during the third quarter of 1999.

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

The Company has developed and tested Year 2000 contingency plans for mission critical systems, facilities and external dependencies. However, in an operation as complex as providing global investment advisory services, there are limited alternatives to certain mission critical systems and third-party providers, including electrical power and communications services. If these services or mission critical systems such as the third-party mutual fund transfer agent system fail for an extended period of time, there would likely be a material adverse effect on the Company's business, results of operations and financial condition. Although the Company has alternative short-term solutions, it is unlikely that any adequate contingency plan can be developed for a prolonged failure of these mission critical services and systems.

Additionally, the investment portfolios from which the Company derives the majority of its revenues could be subject to increased credit, market and liquidity risk arising from the impact of Year 2000 issues on the issuers of individual securities. The Company's investment staffs are assessing the Year 2000 risks in the managed investment portfolios with particular attention to the more significant holdings. Their findings are included in the information used in making investment decisions. This process applies to actively managed portfolios, but not to the index-based investment portfolios where investments are generally determined by the composition of a third-party index. Additionally, governments and financial markets around the world could be affected by Year 2000 issues. To the extent that the market prices of securities are negatively impacted by these or other Year 2000 issues, the Company's investment advisory revenues, results of operations and financial condition could be materially adversely affected.

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

In addition to those factors discussed above with respect to the Year 2000 processing issue, the Company's future revenues may fluctuate due to other factors such as: the total value and composition of assets under management and related cash inflows or outflows in mutual funds and private account investment portfolios; fluctuations in the worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored mutual funds and other investment portfolios as compared to competing offerings and market indices; the extent to which performance-based investment advisory fees are earned from investment portfolios; the expense ratios of the Company's sponsored mutual funds; investor sentiment and investor confidence; the ability of the Company to maintain investment management and administrative fees at appropriate levels; competitive conditions in the mutual funds industry; the introduction of new mutual funds and investment portfolios; the ability of the Company to contract with the funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income recognized on the Company's investment portfolio. The Company's revenues are substantially dependent on fees earned under contracts with the funds and could be adversely affected if the independent directors of one or more of the funds determined to terminate or significantly alter the terms of one or more investment management and/or related administrative services agreements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Except for the yen-denominated debt and its exchange rate sensitivity which is discussed in Note 4 on page 6 of the Quarterly Report, there has been no material change since December 31, 1998 in the information provided in Item 7A of the 1998 Form 10-K Annual Report.


PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

On July 6, 1998, RPFI, the T. Rowe Price International Stock Fund (the International Stock Fund) and its five directors were named as defendants in an action, Migdal v. Rowe Price-Fleming International, Inc., et al., filed in the United States District Court for the District of Maryland. The Complaint sought to invalidate the advisory agreement between RPFI and the

International Stock Fund, and sought recovery of an unspecified amount of advisory fees paid by the International Stock Fund to RPFI. This action was based on an allegation that the International Stock Fund does not have a sufficient number of independent directors, as required by the Investment Company Act of 1940, as amended, because its independent directors serve on multiple boards of directors within the T. Rowe Price mutual fund complex and receive substantial compensation in the form of director fees. On October 12, 1998, the plaintiffs filed an Amended Complaint adding as a plaintiff Linda B. Rohrbaugh, a shareholder in the T. Rowe Price Growth Stock Fund. The Amended Complaint also added as defendants the T. Rowe Price Growth Stock Fund, T. Rowe Price Associates, and three of the Company's wholly-owned subsidiaries (T. Rowe Price Investment Services, T. Rowe Price Services and T. Rowe Price Retirement Plan Services) which provide services to the Funds, as well as five directors of the T. Rowe Price Growth Stock Fund. On January 21, 1999, the Amended Complaint was dismissed with leave for plaintiffs to re-file. On February 16, 1999, the plaintiffs filed a Second Amended Complaint, though the fund directors were excluded as defendants. The Second Amended Complaint alleges a claim under
Section 36(b) of the Investment Company Act of 1940. The Complaint seeks to invalidate the advisory and service agreements negotiated between the corporate defendants and certain T. Rowe Price funds based on a claim that
(i) the fees paid to the corporate defendants were excessive and (ii) the advisory agreements were not negotiated at arms length because each of the boards of directors of the Price funds are not independent as required under the Investment Company Act of 1940.

On March 19, 1999, the Company and the other defendants filed a Motion to Dismiss Second Amended Complaint with prejudice. On April 19, 1999, the plaintiffs filed a Memorandum in Opposition and, on May 4, 1999, the Company and the other defendants filed a Reply.

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

ITEM 5.  OTHER INFORMATION.

On June 3, 1999, the Company's board of directors was expanded to add Donald
B. Hebb, Jr. (age 57). Mr. Hebb is the managing general partner of ABS Capital Partners.

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

       10.02 Transfer Agency and Service Agreement dated as of January 1,1999 between each of the T. Rowe Price Funds and T. Rowe Price Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 0000775688-99-000003.)

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

       27      Financial Data Schedule.

(b)   Reports on Form 8-K:  None were filed during the third quarter of 1999.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 22, 1999.

T. Rowe Price Associates, Inc.


/s/ Alvin M. Younger, Jr.,  Managing Director, Chief Financial & Accounting
 Officer, Treasurer and Secretary