Form 10-K
period 1999-12-31
PRICE T ROWE ASSOCIATES INC /MD/
filed 2000-03-28
CIK 80255

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  DECEMBER 31, 1999.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the common stock (based on the last reported price from The Nasdaq Stock Market) held by non-affiliates (excludes executive officers and directors) of the registrant. $3.6 BILLION AT FEBRUARY 14, 2000.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date. 120,677,784 SHARES AT MARCH 27, 2000.

Documents incorporated by reference: IN PART III OF THIS FORM 10-K, THE DEFINITIVE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS (FORM DEF 14A; ACCESSION NO. 0000080255-00-000375).

Exhibit index is at Item 14(a)3 on pages 37 - 39.

PART I.

ITEM 1.  BUSINESS.

OVERVIEW. T. Rowe Price Associates, Inc. is an investment adviser to individual and institutional investors in the sponsored T. Rowe Price Mutual Funds and other investment portfolios, including those of defined benefit and defined contribution retirement plans, trusts, and other mutual funds, some of which hold the assets of variable annuity insurance contracts. The investors that we serve are primarily domiciled in the United States. Total assets under our management increased $32.1 billion during 1999 to $179.9 billion at year-end, including $104.4 billion that is designated by investors for retirement. Investments in equity securities were $139.1 billion at the end of 1999. The three largest Price funds - International Stock, Equity Income, and Science & Technology - account for 20% of assets under management at the end of 1999 and 24% of investment advisory revenues for the year.

We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. Our business is the successor to the investment counseling business begun by the late Thomas Rowe Price in 1937. We operate primarily through T. Rowe Price Associates and its consolidated subsidiaries, including Rowe Price-Fleming International, Inc., a 50%-owned company. We manage $42.7 billion of international assets through Rowe Price-Fleming, including $22.4 billion in the Price funds.

We offer a broad range of investment portfolios designed to attract and retain investors with varying investment objectives. Price fund shareholders can exchange balances among mutual funds as economic and market conditions and their investment needs change. From time-to-time, we introduce new mutual funds and other investment portfolios to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will open a new Price fund only if we believe that it can play a useful role for investors over a long period of time.

We manage a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. We provide administrative services as an ancillary service to investment advisory clients. About 75% of our administrative revenues in 1999 were from services to the Price funds. Fees earned for administrative services to the funds are generally based on the recovery of expenditures incurred and they, therefore, do not significantly affect our net income.

We employ fundamental, technical and cyclical security analyses in the performance of the investment advisory function. We maintain substantial internal equity and fixed income investment research capabilities, including original industry and company research using such sources as inspection of corporate activities, management interviews, company-published financial and other information, financial newspapers and magazines, corporate rating services, and field checks with suppliers and competitors in the same industry and particular business sector. We also use research provided by brokerage firms in a supportive capacity and information received from private economists, political observers, foreign commentators, government experts, and market and security analysts. Our stock selection process for some investment portfolios is based on quantitative analyses using computerized data modeling.

Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Investors select funds for investment based on the unique objectives that are detailed in each fund's prospectus. Management of other stock portfolios for non-mutual fund clients includes active approaches similar to those employed in several of the Price funds. Investment strategies for these clients may emphasize large-cap, mid-cap or small-cap investing; growth or value investing; and international or U.S. investing. We also offer systematic, tax-efficient, and blended equity investment strategies as well as several active and systematic management strategies for fixed income investments. Our specialized advisory services include investing in emerging companies with prospects of going public, creditor claims and securities of financially-troubled companies, and stable value contracts. We also provide an advisory service for the efficient disposition of equity distributions from venture capital investments.

Information concerning our revenues, results of operations and assets under management during the past three years is contained in our consolidated statements of income and in note 6 to our consolidated financial statements included in Item 8 of this Form 10-K.

RECENT DEVELOPMENTS. During 1999, we achieved several significant milestones: revenues surpassed $1 billion for the first time; stockholders' equity crossed $750 million; assets under management reached nearly $180 billion; and Standard & Poor's added our common shares to its benchmark S&P 500 Index of leading large-cap U.S. companies in leading industries.

Two new mutual funds were offered to the public in 1999: International Growth & Income at the beginning of the year and Tax-Efficient Growth in the third quarter. More significantly, the Science & Technology Fund combined large net cash inflows and outstanding performance to increase from $4.7 billion at the end of 1998 to $12.3 billion at December 31, 1999. The largest fund entering 1999, Equity Income, operated in the out-of-favor large-cap value market and was down about $1.2 billion during the year, closing 1999 at $12.3 billion in net assets. The International Stock Fund achieved better results, though cash flows were negative much of the year. Market performance late in the year pushed this fund to about $12.7 billion at year end, up from $10.1 billion at the end of 1998.

Other investment portfolios also contributed to our growth in 1999. The sponsored Threshold III partnership entered its disposition stage and contributed substantial performance-related advisory fees. The same favorable markets for IPOs and technology stocks which drove Threshold's investment results and produced these fees also provided more assets to our specialized service for the disposition of venture capital distributions. Combined, these services contributed approximately $9 million of additional revenues in 1999. While revenues from these sources are of a recurring nature, their significance will vary as market conditions change and the Threshold partnership completes it liquidation.

The composition of the other portfolios and advisory revenues earned thereon continue to evolve. Assets subadvised for third parties such as variable annuity funds offered by insurers grew in importance again this past year. At year-end, the subadvised portfolios accounted for almost $19 billion of assets managed and contributed nearly a third of our advisory revenues from managing other investment portfolios.

In late December, we completed our first offering of collateralized bond obligations which added about $300 million to bond assets under management. Performance-related fees that we can earn for managing the CBO will likely vary over time.

We continue our tradition of focusing on meeting the needs of our investors. During the fourth quarter, we launched the T. Rowe Price Retirement Income Manager advisory service. This service offers retirees a plan for withdrawing income from their investment accounts, as well as a range of investment portfolios that are appropriate to that plan. Whereas most tools for this purpose use simplistic estimates, our service uses a detailed analytical process, including Monte Carlo-style market simulations. Our service also incorporates an expert computational system that selects best-fit solutions for each individual, based on personal requirements and potential market activity. Personal consultation in developing and implementing the plan is an important aspect of our service. A patent is pending for the analytical method that we use.

We also enhanced the services provided through our investor web site (www.troweprice.com) and added more features in 1999 - from information dissemination and decision-making tools to transaction processing services.

In the second quarter, we acquired a 10% interest in Daiwa SB Investments, an asset management venture with Daiwa Securities and Sumitomo Bank for Japanese investors. We subadvise assets for this venture totaling almost $300 million at the end of 1999.

In the third quarter, we received regulatory approval to organize a savings bank and plan to commence operations in mid-2000. Through the savings bank, we will issue federally insured certificates of deposit. The assets of the savings bank will consist primarily of investments in mortgage-backed securities.

We made the crossover of operations into 2000 successfully as our comprehensive Y2K program of remediation, testing, and monitoring was completed timely and within planned budget.

In February 2000, we began the process of registering a new class of shares with a 12b-1 fee for ten of the Price funds. We expect that these shares will be available through full-service financial intermediaries beginning in the second quarter, subject to approval by the SEC and each fund's directors.

PRICE FUNDS. We provide investment advisory, distribution and other administrative services to the Price funds under various agreements. Investment advisory services are provided to each fund under individual investment management agreements which specify fundamental investment objectives and grant the fund the right to use the T. Rowe Price name. The boards of the respective funds, including a majority of directors who are not "interested persons" (as defined in the Investment Company Act of 1940, as amended) of the funds or of us, must approve the investment management agreements annually. Amendments to management agreements must be approved by fund shareholders. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and generally either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations.

Advisory Services. Investment advisory fees are based upon the average daily net assets managed in each fund. Additionally, other fees are earned for advisory-related administrative services. Independent directors and trustees of the Price funds regularly review fee structures.

The advisory fee paid by each of the Price funds generally is computed by multiplying the individual fund's average daily net assets by a fee. The applicable fee is equal to the sum of a group charge that is set based on the combined net assets of the Price funds and an individual fund charge that is set based on each fund's unique investment objective. As the combined net assets of the funds increase, the group charge component of the fee decreases. Details of each fund's fee arrangement are available in its offering prospectus.

Each of the Price funds has a distinct investment objective that has been developed as part of our strategy to provide a broad, comprehensive selection of investment portfolios. All Price funds are sold exclusively on a no-load basis, without a sales commission. No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of stock and bond portfolios. We believe that our historical distribution methods and fund shareholder and administrative services have promoted stability of assets in the Price funds through market cycles in addition to reducing costs to fund shareholders. The new class of shares to be offered later in 2000 will expand our distribution of the Price funds.

Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees; shareholder servicing fees and expenses; fund accounting fees and expenses; transfer agent fees; custodian fees and expenses; legal and auditing fees; expenses of preparing, printing and mailing prospectuses and shareholder reports to existing shareholders; registration fees and expenses; proxy and annual meeting expenses; and independent trustees' or directors' fees and expenses. The new class of fund shares to be offered in 2000 will also incur a 12b-1 fee for distribution and recordkeeping.

Several of the Price funds have different fee arrangements. The Equity Market Index and Summit funds have single, all-inclusive fees covering all investment management and operating expenses. The Spectrum Growth, Income and International Funds invest in a broadly diversified portfolio of other Price funds and have no fees or direct expenses. However, they indirectly bear the expenses of the funds in which they invest. The Foreign Equity and Mid-Cap Equity Growth Funds for institutional investors each have distinct advisory fee arrangements.

We usually guarantee that a newly-organized fund's expenses will not exceed a specified percentage of its net assets during an initial operating period.
 We absorb all advisory fees and other mutual fund expenses in excess of these self-imposed limits.

We bear all advertising and promotion expenses for the Price funds. Our costs include advertising and direct mail communications to existing and potential fund shareholders as well as a substantial staff and communications capability to respond to investor inquiries. Marketing efforts have traditionally been focused in the print media, but in recent years, promotional activities have expanded into television and the Internet. In addition, we target considerable marketing efforts at participant-directed defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new investment offerings, and enhancements of our Internet site.

Administrative Services. Our service company subsidiaries also provide advisory-related administrative services to the Price funds. Through them, we provide mutual fund transfer agency and shareholder services, including maintenance of staff and technology and other equipment to respond to inquiries from shareholders. In addition, we provide mutual fund accounting services, including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities and computation of daily net asset values per share. We also provide participant accounting, plan administration and transfer agent services for defined contribution retirement plans that invest in the Price funds. Plan sponsors compensate us for some services while the Price funds compensate us for maintaining and administering the individual participant accounts for those plans that invest in the funds.

We provide trust services through our Maryland-chartered limited-service trust company. Through the trust company, we offer common trust funds for investment by qualified retirement plans and serve as custodian or trustee for retirement plans and IRAs. The trust company may not accept deposits and cannot make personal or commercial loans.

Fund Assets. At December 31, 1999, assets under our management in the Price funds aggregated $114.5 billion, an increase of $20.1 billion during 1999. The following table presents the year each Price fund was started as well as the net assets (in millions) of each fund at December 31, 1998 and 1999.
The Spectrum funds are not listed in the table because their assets are included in the amounts shown for their underlying fund investments.

                                                 1998        1999
                                               ________   _________
Domestic stock and blended funds:
  Growth Stock (1950)                          $ 5,041      $ 5,672
  New Horizons (1960)                            5,229        6,022
  New Era (1969)                                   999        1,082
  Growth & Income (1982)                         3,563        3,440
  Equity Income (1985)                          13,494       12,321
  New America Growth (1985)                      2,064        2,064
  Capital Appreciation (1986)                    1,004          856
  Science & Technology (1987)                    4,696       12,271
  Small-Cap Value (1988)                         1,632        1,262
  Equity Index 500 (1990)                        3,348        5,049
  Balanced (1991)                                1,650        2,091
  Dividend Growth (1992)                         1,338        1,028
  Mid-Cap Growth (1992)                          3,310        5,243
  Small-Cap Stock (1992)                         1,153        1,740
  Blue Chip Growth (1993)                        4,330        6,709
  Media & Telecommunications (1993)                246          930
  Capital Opportunity (1994)                       125          109
  Personal Strategy - Balanced (1994)              421          619
  Personal Strategy - Growth (1994)                194          262
  Personal Strategy - Income (1994)                213          206
  Value (1994)                                     775          851
  Health Sciences (1995)                           317          303
  Financial Services (1996)                        224          159
  Mid-Cap Equity Growth (1996)                     132          266
  Mid-Cap Value (1996)                             221          212
  Diversified Small-Cap Growth (1997)               70           75
  Real Estate (1997)                                28           25
  Tax-Efficient Balanced (1997)                     32           43
  Extended Equity Market Index (1998)               21           54
  Total Equity Market Index (1998)                  61          199
  Tax-Efficient Growth (1999)                       --           70
                                               ________     ________
                                                 55,931       71,233
                                               ________     ________
International stock funds:
  International Stock (1980)                     10,142       12,674
  International Discovery (1988)                    193          687
  Foreign Equity (1989)                           3,415        3,923
  European Stock (1990)                           1,549        1,588
  New Asia (1990)                                   622        1,375
  Japan (1991)                                      181          596

  Latin America (1993)                              182          268
  Emerging Markets Stock (1995)                      72          162
  Global Stock (1995)                                49           90
  International Growth & Income (1998)                2           11
                                               ________     ________
                                                 16,407       21,374
                                               ________     ________
Bond and money market funds:
  New Income (1973)                               2,103        1,795
  Prime Reserve (1976)                            5,100        5,431
  Tax-Free Income (1976)                          1,481        1,328
  Tax-Exempt Money (1981)                           764          684
  U.S. Treasury Money (1982)                        927          966
  Tax-Free Short-Intermediate (1983)                458          417
  High Yield (1984)                               1,704        1,682
  Short-Term Bond (1984)                            347          305
  GNMA (1985)                                     1,146        1,089
  Tax-Free High Yield (1985)                      1,344        1,132
  California Tax-Free Bond (1986)                   220          214
  California Tax-Free Money (1986)                  102          102
  International Bond (1986)                         926          779
  New York Tax-Free Bond (1986)                     210          188
  New York Tax-Free Money (1986)                    104          112
  Maryland Tax-Free Bond (1987)                   1,039          990
  U.S. Treasury Intermediate (1989)                 263          244
  U.S. Treasury Long-Term (1989)                    310          324
  Global Government Bond (1990)                      42           32
  New Jersey Tax-Free Bond (1991)                   118          108
  Short-Term U.S. Government (1991)                 136          132
  Virginia Tax-Free Bond (1991)                     270          265
  Tax-Free Intermediate Bond (1992)                 119          116
  Florida Intermediate Tax-Free Bond (1993)         116           99
  Georgia Tax-Free Bond (1993)                       59           58
  Maryland Short-Term Tax-Free Bond (1993)          119          129
  Summit Cash Reserves (1993)                     1,867        2,430
  Summit GNMA (1993)                                 50           62
  Summit Limited-Term Bond (1993)                    50           49
  Summit Municipal Income (1993)                     72           70
  Summit Municipal Intermediate (1993)               81           79
  Summit Municipal Money Market (1993)              173          191
  Emerging Markets Bond (1994)                      148          173
  Virginia Short-Term Tax-Free Bond (1994)           27           28
  Corporate Income (1995)                            55           51
                                               ________    _________
                                                 22,050       21,854
                                               ________    _________
                                               $ 94,388     $114,461
                                               ________    _________
                                               ________    _________

OTHER INVESTMENT PORTFOLIOS. We managed an aggregate of $65.4 billion at December 31, 1999 in portfolios other than the Price funds. None of these advisory services clients accounted for more than 1% of our investment advisory revenues in 1999. We provide investment management services to client accounts on an individual, separately-managed, or subadvised basis and through sponsored investment portfolios generally organized as partnerships and common trust funds. Several of our special-purpose subsidiaries serve as the general partners of our sponsored investment partnerships which we have formed through private placements.

We usually compute fees for separately-managed private accounts based upon the value of assets under our management and we bill them in advance. Our standard form of investment advisory agreement for private accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded. We charge fees for investment management based on, among other things, the unique services to be provided. A few of our advisory relationships include fees that are determined based on the investment performance of the portfolios that we manage.

Our investment adviser subsidiaries also provide private accounts with specialized advisory services. Stable value investment contracts, totaling $8 billion at December 31, 1999, are managed by T. Rowe Price Stable Asset Management, Inc. International equity and fixed income securities are managed by Rowe Price-Fleming. We consolidate Rowe Price-Fleming into our financial statements and disclosures because of our 50% controlling interest. The remaining 50% interest is owned by the London-based asset management and investment banking group Robert Fleming Holdings Limited. During 1999, international assets under management increased $9.8 billion to $42.7 billion. International investment research is provided to Rowe Price-Fleming by affiliates of Robert Fleming Holdings. Fees paid for these services are based on assets under Rowe Price-Fleming's management.

REGULATION. Price Associates, Rowe Price-Fleming and Stable Asset Management are registered with the SEC under the Investment Advisers Act of 1940 and all applicable state securities agencies. Our transfer agent services subsidiary is registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland Commissioner of Financial Regulation.

The Price funds are distributed by our subsidiary, T. Rowe Price Investment Services, Inc., which is a registered broker-dealer and member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. We provide discount brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. All discount brokerage transactions are cleared through and accounts maintained by Fiserv Securities, an independent clearing broker.

All aspects of our business are subject to extensive federal and state laws and regulations. These laws and regulations are primarily intended to benefit or protect our clients and the Price funds' shareholders. They generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of business in the event that we fail to comply with these laws and regulations. Possible sanctions that may be imposed on us in the event we fail to comply include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of our investment adviser and other registrations, censures, and fines.

We are subject to net capital requirements including those of various federal and state regulatory agencies. Our net capital, as defined, has consistently met or exceeded all minimum requirements.

COMPETITION. As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of mutual funds are sold to the public by investment management firms, broker-dealers, other mutual fund companies, banks and insurance companies and include the distribution of both proprietary and other sponsors' mutual funds. We compete with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of our business. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment management services primarily on the basis of the availability and objectives of investment portfolios offered, investment performance, and the scope and quality of our services.

We believe that competition within the investment management industry will increase as a result of consolidation and acquisition activity. In order to maintain and enhance our competitive position, we may review acquisition prospects and, if appropriate opportunities arise, engage in discussions or negotiations that could lead to acquisitions. Additionally, we continue to review our distribution strategies and have expanded our business to include being both a leading, low cost, direct marketer of mutual funds and a subadviser to other sponsors' mutual funds. Distribution of the new class of shares in the Price funds through financial intermediaries is expected to begin later in 2000.

EMPLOYEES. At December 31, 1999, we employed more than 3,700 active, full-time employees. We add additional temporary and part-time personnel to our staff to meet periodic and special project demands for technology functions and mutual fund administrative services.

ITEM 2.  PROPERTIES.

We continued to expand our operating facilities in 1999. During the fourth quarter, we completed the third and fourth buildings at our Owings Mills, Maryland campus and began moving in. The buildings are on 70 acres of land that we own and they total about 567,000 square feet of space. This acreage also accommodates additional future development. We will continue the realignment of our operations in the Baltimore area through the first half of 2000.

We opened investor centers for walk-in traffic and investor meetings in the Boston, Colorado Springs, and Los Angeles areas in 1999. Other investor centers are located in the Washington, Baltimore, and Tampa areas.

We closed a small telephone servicing facility in downtown Los Angeles in the second quarter and transferred its operations to a new temporary facility in

Colorado Springs. We acquired land there for the development of a regional campus and construction is underway on the first building.

Our primary corporate offices consist of approximately 270,000 square feet of space leased through late 2006 at 100 East Pratt Street in Baltimore. We lease other significant servicing facilities in the Tampa and Richmond areas.

We own an expandable 46,000 square foot technology center on a separate parcel of land in Owings Mills. This facility is in close proximity to a 110,000 square foot facility that is presently being renovated to accommodate the majority of our technology support staff. The land under the larger facility is leased until 2089.

Information concerning our anticipated capital expenditures in 2000 is set forth in the capital resources and liquidity discussion in Item 7 of this Form 10-K. Our future minimum rental payments under noncancelable operating leases at December 31, 1999 are set forth in note 8 to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

On July 6, 1998, Rowe Price-Fleming, the T. Rowe Price International Stock Fund and the fund's five directors were named as defendants in Migdal v. Rowe Price-Fleming International, Inc., et al., filed in the United States District Court for the District of Maryland. The Complaint sought to invalidate the advisory agreement between Rowe Price-Fleming and the International Stock Fund, and sought recovery of an unspecified amount of advisory fees paid by the International Stock Fund to Rowe Price-Fleming. Plaintiffs alleged that the International Stock Fund does not have a sufficient number of independent directors, as required by the Investment Company Act of 1940, as amended, because its independent directors serve on multiple boards of directors within the T. Rowe Price mutual fund complex and receive substantial compensation in the form of director fees. On October 12, 1998, the plaintiffs filed an Amended Complaint adding as a plaintiff Linda B. Rohrbaugh, a shareholder in the T. Rowe Price Growth Stock Fund.
The Amended Complaint also added as defendants the T. Rowe Price Growth Stock Fund, T. Rowe Price Associates and certain of its subsidiaries which provide services to the funds, as well as five directors of the T. Rowe Price Growth Stock Fund. On January 21, 1999, the Amended Complaint was dismissed with leave for plaintiffs to re-file. On February 16, 1999, the plaintiffs filed a Second Amended Complaint, but the fund directors were excluded as defendants. The Second Amended Complaint alleged a claim under Section 36(b) of the Investment Company Act of 1940. The Complaint sought to invalidate the advisory and service agreements negotiated between the corporate defendants and certain T. Rowe Price funds based on a claim that (i) the fees paid to the corporate defendants were excessive and (ii) the advisory agreements were not negotiated at arm's length because each of the boards of directors of the Price funds is not independent as required under the Investment Company Act of 1940. On March 19, 1999, we and the other defendants filed a Motion to Dismiss the Second Amended Complaint. In an order dated March 20, 2000, our motion was granted and the case dismissed with prejudice. The plaintiffs have 30 days from the date of the order to file an appeal.

From time to time, claims arise in the ordinary course of our business, including employment-related claims. After consulting with counsel, we believe it unlikely that any adverse determination in one or more pending claims would have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.

ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer.

George A. Roche (58), Chairman (1997), President (1997), Managing Director
 (1989), and Chief Financial Officer (1984-1997)
James S. Riepe (56), Vice Chairman (1997) and Managing Director (1989)
M. David Testa (55), Vice Chairman (1997) and Managing Director (1989)
Edward C. Bernard (44), Managing Director (1995)
Michael A. Goff (40), Managing Director (1997) and Vice President (1994-1997) Henry H. Hopkins (57), Managing Director (1989)
James A.C. Kennedy (46), Managing Director (1990)
Wayne D. O'Melia (47), Managing Director (1998) and Vice President
 (1991-1998)
William T. Reynolds (51), Managing Director (1990)
Charles E. Vieth (43), Managing Director (1993)
Joseph P. Croteau (45), Vice President (1987), Controller (1994), and
 Treasurer (2000)

Similar information for other significant employees who are managing directors follows.

John H. Laporte (54), Managing Director (1989)
Brian C. Rogers (44), Managing Director (1991)
Preston G. Athey (50), Managing Director (1997) and Vice President
 (1991-1997)
Brian W.H. Berghuis (41), Managing Director (1997) and Vice President
 (1991-1997)
Stephen W. Boesel (55), Managing Director (1993)
Gregory A. McCrickard (41), Managing Director (1998) and Vice President
 (1991-1998)
Mary J. Miller (44), Managing Director (1993)
Charles A. Morris (37), Managing Director (1995)
George A. Murnaghan (43), Managing Director (1997) and Vice President
 (1986-1997)

Edmund M. Notzon (54), Managing Director (1997) and Vice President
 (1991-1997)
Larry J. Puglia (39), Managing Director (1998) and Vice President (1993-1998) John R. Rockwell (57), Managing Director (1998) and Vice President
 (1991-1998)
R. Todd Ruppert (43), Managing Director (1997) and Vice President (1988-1997) Robert W. Smith (38), Managing Director (1998) and Vice President (1993-1998) William J. Stromberg (39), Managing Director (1998) and Vice President
 (1990-1998)
Richard T. Whitney (41), Managing Director (1995)


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock ($.20 par value) trades on The Nasdaq National Market under the symbol "TROW". The high and low trade price information and dividends per share during the past two years, adjusted to give effect to the 2-for-1 stock split in April 1998, were:

                                  1st        2nd       3rd       4th
                                Quarter    Quarter   Quarter   Quarter
                                ________  ________  ________  ________

1998 - High price               $ 37.438  $ 39.625  $ 42.875  $ 39.625
       Low price                  25.125    32.500    25.875    20.875
       Cash dividends declared      .085      .085      .085       .10

1999 - High price                 39.875    43.250    40.000    40.250
       Low price                  29.250    30.625    27.438    25.875
       Cash dividends declared       .10       .10       .10       .13

On February 14, 2000, there were approximately 3,600 holders of record of our outstanding common stock.

We expect to pay cash dividends at the $.13 per-share quarterly rate for the first three quarters of 2000. The increase made to our quarterly dividend rate in December 1999 was the fourteenth consecutive annual increase since we became a public company in April 1986.

ITEM 6.  SELECTED FINANCIAL DATA.

                                      Year ended December 31,
                      ____________________________________________________
                        1995       1996       1997       1998       1999
                      ________   ________   ________   ________   ________
                            (in millions, except per-share data)

Revenues              $  439.3   $  586.1   $  755.0   $  886.1   $1,036.4
Net income            $   75.4   $   98.5   $  144.4   $  174.1   $  239.4
Basic earnings
 per share            $    .66   $    .86   $   1.24   $   1.46   $   1.99
Diluted earnings
 per share            $    .62   $    .79   $   1.13   $   1.34   $   1.85
Cash dividends
 declared per share   $  .1725   $  .2225   $    .28   $   .355   $    .43
Weighted average
 shares outstanding      114.2      114.5      116.3      119.1      120.6
Weighted average
 shares outstanding -
 assuming dilution       122.1      123.9      128.1      130.0      129.2

                                        December 31,
                      ________________________________________________
                        1995      1996      1997      1998      1999
                      ________  ________  ________  ________  ________
                                (in millions, except as noted)
Balance sheet data
 Total assets         $  365.3  $  478.8  $  646.1  $  796.8  $  998.0
 Debt                 $     --  $     --  $     --        --  $   17.7
 Stockholders'
  equity              $  274.2  $  345.7  $  486.7  $  614.3  $  770.2
 Common shares
  outstanding            114.7     115.1     118.2     120.2     120.1
Assets under manage-
 ment (in billions)   $   75.4  $   99.4  $  124.3  $  147.8  $  179.9

All share and per-share data has been retroactively adjusted to give effect to the 2-for-1 stock splits in April 1996 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

Revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in sponsored mutual funds and other investment portfolios. Related administrative services provided to investment advisory clients include mutual fund transfer agent, defined contribution retirement plan recordkeeping, discount brokerage, and trust services.

Assets under management consist of a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investment advisory clients. Investment advisory revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations. At December 31, 1999, assets under management totaled $179.9 billion, including $114.5 billion in sponsored mutual funds. Equity investments comprise more than 75% of assets under management at the end of 1999.

RESULTS OF OPERATIONS.

1999 versus 1998. Net income increased $65 million or 37% to $239 million, or diluted earnings per share of $1.85, from $174 million or diluted earnings per share of $1.34. Total revenues increased 17% from $886 million to a record $1.04 billion, led by an increase of $117 million in investment advisory fees.

Investment advisory revenues earned from sponsored mutual fund investment portfolios increased $73 million as average fund assets under management were $100.8 billion, $12.9 billion more than in 1998. Fund assets increased $20.1 billion during the year and totaled $114.5 billion at December 31, 1999, including $92.6 billion in stock and blended assets funds. The most significant increase in fund assets during 1999 was attributable to market appreciation of and income reinvested in the stock and blended funds totaling $19 billion. Net cash inflows to the funds during the year totaled $1.1 billion, including inflows of more than $2.3 billion into domestic stock and blended funds, offset in part by $1.0 billion of outflows from international stock funds and $.2 billion from bond and money market funds. Domestic growth stock funds accounted for the largest net inflows with the Science & Technology and Blue Chip Growth funds each drawing more than $1 billion.

Greater assets in other investment portfolios, including variable annuity and other subadvised funds, and an increase of $9 million in performance-based fees contributed the balance of advisory revenue gains totaling $44 million. Assets under management in other investment portfolios were $65.4 billion at December 31, 1999, up $12 billion during 1999.

Administrative fees from advisory-related services to the funds and their shareholders rose $24 million from 1998 to $197 million. This increase was primarily attributable to defined contribution retirement plan recordkeeping services; however, increased operating expenses offset these gains. Commissions earned on greater discount brokerage trading volume contributed nearly $5 million of the revenue increase.

Investment and other income rose $9 million from 1998, including $6 million from larger money market fund balances and nearly $6 million from venture capital investments offset by almost $3 million of foreign currency exchange rate loss on the yen-denominated debt.

Operating expenses increased 8% to nearly $622 million. Greater compensation and related costs, which were up $25 million or 8%, were attributable to increases in rates of compensation, including performance-related bonuses, and an increase in staff size of 6% primarily to support the growing investment-related administrative services and technology-based operations. These increases in compensation costs were partially offset by reduced use of temporary staff and the capitalization of almost $5 million for the development of internal-use software. At year-end 1999, more than 3,700 associates were employed. Advertising and promotion expenditures increased 2% to $74 million in 1999. The increase in 2000 is anticipated to be greater as new investment offerings, further enhancement of the Internet site, and investor interest will drive promotional spending up as long as market conditions warrant. Occupancy and equipment expense was nearly $11 million higher in 1999 due to the expansion of operating facilities and related equipment acquisitions, primarily leases of technology assets. International investment research fees were up nearly $6 million as international assets under management increased during 1999 from $32.9 billion to $42.7 billion, including $22.4 billion in the mutual funds. International assets are managed by a 50% owned consolidated subsidiary, Rowe Price-Fleming International, and are included in the consolidated assets under management. Other operating expenses increased $6 million to support growing operations.

The crossover of operations into 2000 was made successfully. Expenditures for the comprehensive efforts involved totaled $37 million through year-end, including more than $18 million in 1999, an increase of about $1 million from 1998. Comparable resources in 2000 will be used to fund other technology projects.

The 1999 provision for income taxes as a percentage of pretax income is lower than that of 1998 due to changes in income apportionment for purposes of state taxation.

1998 versus 1997. Net income increased $29.7 million or 21% to $174.1 million, or diluted earnings per share of $1.34, from $144.4 million or diluted earnings per share of $1.13. Total revenues increased 17% from $755 million to a record $886 million, led by an increase of $96 million in investment advisory fees.

Investment advisory revenues earned from the mutual fund investment portfolios increased $68.7 million as average mutual fund assets under management rose $13.7 billion during 1998 to $88.0 billion. Fund assets totaled $94.4 billion at December 31, 1998, up $13.3 billion during the year, including more than $72.3 billion in stock funds. Net cash inflows to the funds during 1998 totaled $3.7 billion, including inflows of $3.0 billion into domestic stock funds and $1.9 billion into the bond and money market funds, offset in part by $1.2 billion of outflows from international stock funds. The balance of the increase in mutual fund assets was due to appreciation and income during the year. Fees earned from other investment portfolios contributed the balance of the advisory revenue gains. These assets under management rose to $53.4 billion at December 31, 1998, up $10.3 billion during 1998. Total assets under management closed 1998 at $147.8 billion, up from $124.3 billion at the end of 1997.

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

Operating expenses increased 17% to $573.3 million. Greater compensation and related costs, which were up $50.7 million, were attributable to increases in rates of compensation, including performance-related bonuses, and a nearly 12% increase in staff size in addition to greater use of temporary employees primarily to support growing investment-related administrative services and technology support operations. At year-end 1998, almost 3,500 associates were employed. Advertising and promotion expenditures increased 9% to $73.0 million. Occupancy and equipment expense was up due to the expansion of operating facilities and equipment acquisitions, primarily investments in technology. Other operating expenses increased $10.0 million primarily as a result of increased technology spending including preparations for Year 2000 processing and the growth of operations.

The provision for income taxes as a percentage of pretax income is lower in 1998 due to changes in state income taxation apportionment rules.

International assets under management ended 1998 at $32.9 billion, up $2.9 billion over the year. Average international assets managed were $31.9 billion during 1998, up less than 2% from 1997. International investment research fees expense and minority interests in Rowe Price-Fleming's net income were up only modestly, in line with average assets under management.

CAPITAL RESOURCES AND LIQUIDITY.

During the three years ended December 31, 1999, stockholders' equity increased 123% from $346 million to $770 million. Stockholders' equity at December 31, 1999 includes $49 million of unrealized security holding gains (after provision for income taxes) on investments in sponsored mutual funds and $42 million which is restricted as to use under various regulations and agreements arising in the ordinary course of business. Net liquid assets of about $450 million were available at the beginning of 2000 to meet business demands and opportunities.

Operating activities provided net cash inflows of $297 million in 1999 as net income increased $65 million from the prior year. Comparatively, 1998 provided net operating cash inflows of $232 million. Net cash expended in investing activities during 1999 totaled $118 million, a $51 million increase from 1998. Property and equipment expenditures increased $21 million to more than $77 million in 1999, relating primarily to the completion and outfitting of two new buildings at the Owings Mills Campus. Net investments of nearly $41 million were made in 1999 including $15 million for a 10% interest in Daiwa SB Investments, an asset management company in Japan, $12 million in the income notes of a sponsored collateralized bond obligations portfolio, and about $15 million in sponsored mutual funds. Cash used in financing activities increased $23 million in 1999 to $104 million. Repurchases of common stock increased $31 million to $67 million in 1999 and dividends paid to common stockholders were $48 million, $8 million higher than 1998 as the per-share dividend was again increased. Borrowings provided cash of $15 million in 1999.

Anticipated property and equipment acquisitions in 2000 are more than $72 million, including the costs of constructing the initial phase of the new Colorado Springs regional campus. These capital expenditures are expected to be funded from liquid assets currently available and from operating cash inflows.

FORWARD-LOOKING INFORMATION.

From time-to-time, information or statements provided by or on behalf of T. Rowe Price, including those within this Form 10-K Annual Report, may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of
T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and T. Rowe Price undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Future revenues will fluctuate due to many factors, such as the total value and composition of assets under management and related cash inflows or outflows in mutual funds and other investment portfolios; fluctuations in worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under management; the relative investment performance of sponsored mutual funds and other investment portfolios as compared to competing offerings and market indices; the extent to which performance-based investment advisory fees are earned; the expense ratios of the sponsored mutual funds; investor sentiment and investor confidence; the ability to maintain investment management and administrative fees at appropriate levels; competitive conditions in the mutual funds and broader financial services sectors; the introduction of new mutual funds and investment portfolios; the ability to contract with the mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income recognized on investments. Revenues are substantially dependent on fees earned under contracts with the funds and could be adversely affected if the independent directors of one or more of the funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions or other factors; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in the employee count and mix, and competitive factors; changes in the manner in which international investment advisory services are provided; expenses and capital costs, such as technology assets, depreciation, amortization, research and development, and interest, incurred to maintain and enhance the administrative and operating services infrastructure including Internet capabilities; unanticipated costs that may be incurred to protect investor accounts and client goodwill; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.

T. Rowe Price's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on operations and results, including but not limited to effects on costs incurred and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

T. Rowe Price invests in its sponsored mutual funds, which are market risk sensitive financial instruments held for purposes other than trading; it does not invest in derivative financial or commodity instruments. Mutual fund investments have inherent market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair values of the mutual fund shares. Each fund and its underlying net assets are also subject to market risk which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

The following table (in thousands of dollars) presents the equity price risk from investments in sponsored mutual funds by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value reflects the valuation of mutual fund investments at year end using each fund's lowest fair value per share during the prior twelve months. With respect to this presentation, it is important to note that:
all funds did not experience their lowest fair value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persisted; and T. Rowe Price could experience future losses in excess of those presented below.

                 Fair value at           Potential
                 December 31,    % of      lower     % of    Potential loss
                     1999      Portfolio   value   Portfolio    of value
                 _____________ _________ _________ _________ _______________
Stock funds
 Domestic          $133,941       57     $111,463      58     $22,478   17%
 International       41,036       18       24,515      12      16,521   40
                   ________      ___     ________     ___     _______
 Total              174,977       75      135,978      70      38,999   22
Blended funds        20,388        9       19,217      10       1,171    6
Bond funds           38,559       16       37,989      20         570    1
                   ________      ___     ________     ___     _______
                   $233,924      100     $193,183     100      40,740   17
                   ________      ___     ________     ___
                   ________      ___     ________     ___

Less potential loss attributable to minority interests          1,488
                                                              _______
Potential loss before income taxes attributable to
 accumulated comprehensive income                             $39,252
                                                              _______
                                                              _______

The comparable potential loss shown in last year's annual report was $31 million on sponsored mutual fund investments of $193 million.

Investments in mutual funds generally moderate market risk because funds, by their nature, invest in a number of different financial instruments. T. Rowe Price further manages its exposure to market risk by diversifying its investments into numerous stock and bond as well as blended funds, and among domestic and international funds. In addition, investment holdings may be altered from time-to-time, in response to changes in market risks and other factors, as deemed appropriate by management.

In evaluating market risk, it is also important to consider the risk that the value of managed investment portfolios will decline. Because revenues and net income are based primarily on the value of assets under management, declines of financial market values will negatively impact revenues and net income.

The Japanese yen strengthened against the U.S. dollar in 1999, reaching levels not experienced since 1995, and an exchange rate loss was recognized on the yen borrowing made in April. In evaluating exchange rate sensitivity, a loss of nearly $2 million would be recognized if the yen further strengthened 10% from December 31, 1999. Other foreign currency denominated assets and liabilities are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                 Page
Index to Financial Statements:
 Report of Independent Accountants                               22
 Consolidated Balance Sheets at December 31, 1998 and 1999       23
 Consolidated Statements of Income for each of the
  three years in the period ended December 31, 1999              24
 Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1999              25
 Consolidated Statements of Stockholders' Equity for
  each of the three years in the period ended December 31, 1999  26
 Summary of Significant Accounting Policies                      28
 Notes to Consolidated Financial Statements
  including Supplementary Quarterly Financial Data               30

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of T. Rowe Price Associates, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of T. Rowe Price Associates, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
January 25, 2000

                        T. ROWE PRICE ASSOCIATES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                         __________________
                                                           1998      1999
                                                         ________  ________
                                                           (in thousands)
ASSETS
Cash and cash equivalents (Note 1)                       $283,838  $358,472
Accounts receivable (Note 6)                              100,702   121,637
Investments in sponsored mutual funds (Note 1)            192,914   233,924
Other investments (Notes 2 and 8)                          26,597    44,986
Property and equipment (Note 3)                           166,612   210,302
Other assets (Note 7)                                      26,121    28,718
                                                         ________  ________
                                                         $796,784  $998,039
                                                         ________  ________
                                                         ________  ________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                  $ 45,737  $ 37,712
  Accrued compensation and related costs                   56,757    64,774
  Income taxes payable (Note 4)                            15,308    31,819
  Dividends payable                                        12,012    15,614
  Debt (Note 7)                                                --    17,716
  Minority interests in consolidated subsidiaries          52,666    60,220
                                                         ________  ________
      Total liabilities                                   182,480   227,855
                                                         ________  ________

Commitments and contingent liabilities (Note 8)

Stockholders' equity (Notes 5 and 8)
  Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares                   --        --
  Common stock, $.20 par value - authorized
   500,000,000 shares; issued 120,183,266 shares
   in 1998 and 120,107,818 shares in 1999                  24,037    24,022
  Capital in excess of par value                           41,073    48,057
  Retained earnings                                       517,631   649,378
  Accumulated other comprehensive income                   31,563    48,727
                                                         ________  ________
      Total stockholders' equity                          614,304   770,184
                                                         ________  ________
                                                         $796,784  $998,039
                                                         ________  ________
                                                         ________  ________







The accompanying notes are an integral part of the consolidated financial statements.

                        T. ROWE PRICE ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Year ended December 31,
                                                ____________________________
                                                  1997     1998      1999
                                                ________ ________ __________
                                                   (in thousands, except
                                                    per-share amounts)
Revenues (Notes 1, 6 and 7)
  Investment advisory fees                      $588,014 $684,296  $ 801,579
  Administrative fees                            144,906  173,321    197,297
  Investment and other income                     22,037   28,525     37,503
                                                ________ ________ __________
                                                 754,957  886,142  1,036,379
                                                ________ ________ __________
Expenses
  Compensation and related
   costs (Notes 3, 5 and 7)                      253,676  304,376    329,385
  Advertising and promotion                       66,954   73,044     74,140
  Occupancy and equipment (Note 8)                68,018   83,374     94,008
  International investment research fees          47,105   48,066     53,734
  Other operating expenses (Note 8)               54,445   64,468     70,342
                                                ________ ________ __________
                                                 490,198  573,328    621,609
                                                ________ ________ __________
Income before income taxes and
 minority interests                              264,759  312,814    414,770
Provision for income taxes (Note 4)              101,208  118,676    155,166
                                                ________ ________ __________
Income from consolidated companies               163,551  194,138    259,604
Minority interests in consolidated subsidiaries   19,154   19,998     20,200
                                                ________ ________ __________
Net income                                      $144,397 $174,140 $  239,404
                                                ________ ________ __________
                                                ________ ________ __________
Earnings per share
  Basic                                         $   1.24 $   1.46 $     1.99
                                                ________ ________ __________
                                                ________ ________ __________
  Diluted                                       $   1.13 $   1.34 $     1.85
                                                ________ ________ __________
                                                ________ ________ __________















The accompanying notes are an integral part of the consolidated financial statements.

                        T. ROWE PRICE ASSOCIATES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year ended December 31,
                                              ______________________________
                                                1997       1998       1999
                                              ________   ________   ________
                                                      (in thousands)
Cash flows from operating activities
  Net income                                  $144,397   $174,140   $239,404
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization of
     property and equipment                     29,034     32,615     32,628
    Minority interests in consolidated
     subsidiaries                               19,154     19,998     20,200
    Increase in accounts receivable            (13,556)   (13,865)   (20,860)
    Increase in accounts payable and accrued
     liabilities                                19,016     26,236     26,701
    Other changes in assets and liabilities       (237)    (7,149)    (1,136)
                                              ________   ________   ________
  Net cash provided by operating activities    197,808    231,975    296,937
                                              ________   ________   ________

Cash flows from investing activities
  Investments in sponsored mutual funds        (28,675)   (32,538)   (16,059)
  Dispositions of sponsored mutual funds        14,172     21,708      1,287
  Other investments                             (2,146)    (3,119)   (35,888)
  Distributions from other investments           7,062      2,934      9,926
  Additions to property and equipment          (70,081)   (56,558)   (77,417)
                                              ________   ________   ________
  Net cash used in investing activities        (79,668)   (67,573)  (118,151)
                                              ________   ________   ________

Cash flows from financing activities
  Purchases of stock                            (9,655)   (36,424)   (67,418)
  Receipts relating to stock issuances          15,066     12,901      9,967
  Proceeds of bank borrowing                        --         --     15,019
  Dividends paid to stockholders               (30,132)   (40,406)   (48,241)
  Distributions to minority interests           (7,561)   (17,044)   (13,479)
                                              ________   ________   ________
  Net cash used in financing activities        (32,282)   (80,973)  (104,152)
                                              ________   ________   ________

Cash and cash equivalents
  Net increase during year                      85,858     83,429     74,634
  At beginning of year                         114,551    200,409    283,838
                                              ________   ________   ________
  At end of year                              $200,409   $283,838   $358,472
                                              ________   ________   ________
                                              ________   ________   ________







The accompanying notes are an integral part of the consolidated financial statements.

                        T. ROWE PRICE ASSOCIATES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Accumu-
                                       Capital               lated
                               Common       in               other     Total
                                stock   excess             compre-    stock-
                                - par   of par  Retained   hensive  holders'
                                value    value  earnings    income    equity
                              _______  _______  ________  ________  ________
                                             (in thousands)
Balance at December 31, 1996,
 57,572,791 common shares     $11,514  $ 7,823  $306,566   $19,763  $345,666
Comprehensive income
 Net income                                      144,397
 Unrealized security
  holding gains (Note 1)                                     9,105
 Total comprehensive income                                          153,502
1,754,914 common shares
 issued under stock-based
 compensation plans               351   29,496                        29,847
230,000 common shares
 purchased                        (46)  (6,612)   (2,997)             (9,655)
Dividends declared                               (32,687)            (32,687)
                              _______  _______  ________   _______  ________
Balance at December 31, 1997,
 59,097,705 common shares      11,819   30,707   415,279    28,868   486,673
Comprehensive income
 Net income                                      174,140
 Unrealized security
  holding gains (Note 1)                                     2,695
 Total comprehensive income                                          176,835
2,711,273 common shares
 issued under stock-based
 compensation plans               543   29,056                        29,599
59,594,288 common shares
 issued in 2-for-1 split       11,919  (11,919)                           --
1,220,000 common shares
 purchased                       (244)  (6,771)  (29,409)            (36,424)
Dividends declared                               (42,379)            (42,379)
                              _______  _______  ________   _______  ________
Balance at December 31, 1998,
 120,183,266 common shares    $24,037  $41,073  $517,631   $31,563  $614,304
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
                                             (in thousands)

                          Continued from prior page.

Balance at December 31, 1998,
 120,183,266 common shares    $24,037  $41,073  $517,631   $31,563  $614,304
Comprehensive income
 Net income                                      239,404
 Unrealized security
  holding gains (Note 1)                                    17,164
 Total comprehensive income                                          256,568
2,141,042 common shares
 issued under stock-based
 compensation plans               428   18,145                        18,573
2,216,490 common shares
 purchased                       (443) (11,161)  (55,814)            (67,418)
Dividends declared                               (51,843)            (51,843)
                              _______  _______  ________   _______  ________
Balance at December 31, 1999,
 120,107,818 common shares    $24,022  $48,057  $649,378   $48,727  $770,184
                              _______  _______  ________   _______  ________
                              _______  _______  ________   _______  ________




















The accompanying notes are an integral part of the consolidated financial statements.

                        T. ROWE PRICE ASSOCIATES, INC.
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

T. Rowe Price Associates, Inc. and its consolidated subsidiaries derive their revenue and net income primarily from investment advisory services provided to individual and institutional investors in sponsored mutual funds and other investment portfolios. T. Rowe Price also provides investment advisory clients with related administrative services, including mutual fund transfer agent, defined contribution retirement plan recordkeeping, discount brokerage, and trust services.

Investment advisory revenues are largely dependent on the total value and composition of assets under management; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

BASIS OF PREPARATION.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the use of estimates made by management.

PRINCIPLES OF CONSOLIDATION.
The consolidated financial statements include the accounts of all majority owned subsidiaries and, by virtue of a controlling interest, Rowe
Price-Fleming International, a 50%-owned subsidiary. All material intercompany accounts and transactions are eliminated in consolidation.

CASH EQUIVALENTS.
Cash equivalents consist of short-term, highly liquid investments in sponsored money market mutual funds and overnight commercial paper. The cost of these investments is equivalent to fair value.

INVESTMENTS IN SPONSORED MUTUAL FUNDS.
Investments in sponsored mutual funds are classified as available-for-sale and are reported at fair value. Unrealized security holding gains are recognized in comprehensive income.

CONCENTRATIONS OF RISK.
Concentration of credit risk in accounts receivable is believed to be minimal in that clients have substantial assets including those in the managed investment portfolios.

Mutual fund investments expose T. Rowe Price to market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair values of the mutual funds. Each fund and its underlying net assets are also subject to market risk which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3 to 4 years; furniture and other equipment, 5 years; buildings, 33 years; leasehold improvements, 9 years; and leased land, 99 years.

REVENUE RECOGNITION.
Fees for investment advisory services and related administrative services provided to investment advisory clients are recognized when earned.

ADVERTISING.
Costs of advertising are expensed the first time that the advertising takes place.

INTERNATIONAL INVESTMENT RESEARCH FEES.
International investment research is provided by affiliates of the minority stockholders of Rowe Price-Fleming International. Fees for these services are based on international assets under management.

EARNINGS PER SHARE.
Basic earnings per share excludes the dilutive effect of outstanding stock options and is computed by dividing net income by the weighted average common shares outstanding of 116,258,000 in 1997, 119,134,000 in 1998, and 120,599,000 in 1999. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 11,815,000 shares in 1997, 10,818,000 shares in 1998, and
8,564,000 shares in 1999.

COMPREHENSIVE INCOME.
Total comprehensive income is reported in the consolidated statements of stockholders' equity and includes net income and unrealized security holding gains, net of income taxes and minority interests.

                        T. ROWE PRICE ASSOCIATES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENTS IN SPONSORED MUTUAL FUNDS.

Cash equivalents comprising investments in sponsored money market mutual funds aggregate $280,679,000 at December 31, 1998 and $354,418,000 at
December 31, 1999. Investments in other sponsored mutual funds (in thousands) at December 31 include:

                                                       Aggregate
                           Aggregate    Unrealized       fair
                             cost      holding gains     value
                           _________  ______________  _________
         1998
         ___________
         Stock funds
          Domestic          $ 69,031      $38,333      $107,364
          International       21,191        4,785        25,976
                            ________      _______      ________
          Total               90,222       43,118       133,340
         Blended funds        14,082        4,756        18,838
         Bond funds           39,548        1,188        40,736
                            ________      _______      ________
                            $143,852      $49,062      $192,914
                            ________      _______      ________
                            ________      _______      ________

         1999
         ___________
         Stock funds
          Domestic          $ 82,214      $51,727      $133,941
          International       21,685       19,351        41,036
                            ________      _______      ________
          Total              103,899       71,078       174,977
         Blended funds        14,994        5,394        20,388
         Bond funds           38,165          394        38,559
                            ________      _______      ________
                            $157,058      $76,866      $233,924
                            ________      _______      ________
                            ________      _______      ________

The following table reconciles unrealized holding gains on investments in sponsored mutual funds (in thousands) to that recognized in comprehensive income.

                              1997         1998           1999
                            _______       _______       _______

Unrealized holding gains
 during the year            $15,817       $ 8,355        $26,237
Less gains (losses)
 realized in net income       1,527         4,840         (1,567)
                            _______       _______        _______
                             14,290         3,515         27,804
Deferred taxes               (5,108)         (946)        (9,808)
                            _______       _______        _______
                              9,182         2,569         17,996
Minority interests              (77)          126           (832)
                            _______       _______        _______
Unrealized holding gains
 recognized in compre-
 hensive income             $ 9,105       $ 2,695        $17,164
                            _______       _______        _______
                            _______       _______        _______

Dividends earned on investments in sponsored mutual funds, including money market mutual funds, aggregate $16,372,000 in 1997, $20,878,000 in 1998, and $32,941,000 in 1999.

NOTE 2 - OTHER INVESTMENTS.

Other investments (in thousands) at December 31 consists of:

                                                          1998        1999
                                                        ________    ________

Cost method investments, including 10% interest
 in Daiwa SB Investments (Japan) in 1999                $  3,488    $ 18,153
Equity method investments, primarily sponsored
 partnerships                                             23,109      14,554
Fair value investments
  $12,221,000 income notes and accrued interest
   of sponsored collateralized bond obligation,
   due 2012, held as available for sale                       --      12,248
  Common stocks held for trading                              --          31
                                                         ________    ________
                                                         $ 26,597    $ 44,986
                                                         ________    ________
                                                         ________    ________

NOTE 3 - PROPERTY AND EQUIPMENT.

Property and equipment (in thousands) at December 31 consists of:

                                                          1998        1999
                                                        ________    ________

Computer and communications software and equipment      $ 92,138    $107,442
Buildings and leasehold improvements                     112,997     133,842
Furniture and other equipment                             28,943      44,189
Land owned and leased                                     16,553      21,503
                                                        ________    ________
                                                         250,631     306,976
Accumulated depreciation and amortization                (84,019)    (96,674)
                                                        ________    ________
                                                        $166,612    $210,302
                                                        ________    ________
                                                        ________    ________

On January 1, 1999, T. Rowe Price prospectively adopted a new accounting principle requiring the capitalization and subsequent amortization of certain costs of computer software developed for internal use. Accordingly, compensation and related costs totaling $4,555,000 were capitalized during 1999.

NOTE 4 - INCOME TAXES.

The provision for income taxes (in thousands) consists of:

                                                1997       1998       1999
                                              ________   ________   ________
Current income taxes
 Federal and foreign                          $ 88,061   $104,376   $144,754
 State and local                                15,624     13,562     16,046
Deferred income taxes (tax benefits)            (2,477)       738     (5,634)
                                              ________   ________   ________
                                              $101,208   $118,676   $155,166
                                              ________   ________   ________
                                              ________   ________   ________

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Significant temporary differences resulted in deferred income taxes of $1,728,000 in 1998 related to investment income. Deferred tax benefits arising from significant temporary differences include $1,161,000 in 1997, $1,417,000 in 1998, and $1,953,000 in 1999 related to accrued compensation, $3,122,000 in 1999 related to investment income and $1,619,000 in 1997 related to depreciation expense.

The net deferred tax liability of $13,256,000 included in income taxes payable at December 31, 1998 consists of total deferred tax liabilities of $21,920,000 and total deferred tax assets of $8,664,000. Deferred tax liabilities include $3,649,000 arising from Rowe Price-Fleming's undistributed earnings and $17,206,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $6,894,000 arising from accrued compensation.

The net deferred tax liability of $17,430,000 included in income taxes payable at December 31, 1999 consists of total deferred tax liabilities of $31,271,000 and total deferred tax assets of $13,841,000. Deferred tax liabilities include $4,079,000 arising from Rowe Price Fleming's undistributed earnings and $27,013,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $8,848,000 arising from accrued compensation.

Cash outflows from operating activities include income taxes paid of $86,897,000 in 1997, $114,322,000 in 1998, and $132,253,000 in 1999.

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

                                                   1997     1998     1999
                                                  ______   ______   ______

Statutory federal income tax rate                  35.0%    35.0%    35.0%
State income taxes, net of federal tax benefits     3.7      2.9      2.6
Other items                                         (.5)       -      (.2)
                                                  ______   ______   ______
Effective income tax rate                          38.2%    37.9%    37.4%
                                                  ______   ______   ______
                                                  ______   ______   ______

NOTE 5 - COMMON STOCK AND STOCK-BASED COMPENSATION PLANS.

SHARES AUTHORIZED AND ISSUED.

A two-for-one split of common stock was effected at the close of business on

April 30, 1998. Earnings per-share data in the accompanying consolidated financial statements and all per-share and share data in these notes have been adjusted to give retroactive effect to the stock split.

At December 31, 1999, 34,217,868 shares of unissued common stock were reserved for the exercise of stock options. Additionally, 1,680,000 shares are reserved for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

The board of directors has authorized the future repurchase of up to 5,503,510 common shares at December 31, 1999.

DIVIDENDS.

Cash dividends declared per share were $.28 in 1997, $.355 in 1998, and $.43 in 1999.

FIXED STOCK OPTION PLANS.

There are six stock-based compensation plans (the 1986, 1990, 1993 and 1996 Stock Incentive Plans and the 1995 and 1998 Director Stock Option Plans) under which fixed stock options with a maximum term of ten years have been granted to employees and directors. Vesting of employee options is based solely on the individual continuing to render service and generally occurs over a 5-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant. Because the intrinsic value based method of accounting is applied to stock option awards, no related compensation expense has been recognized in the consolidated statements of income.

The following table summarizes the status of and changes in stock option plans during the past three years.

                                Weighted-               Weighted-
                                 average                 average
                                exercise      Options   exercise
                      Options     price     exercisable   price
                    __________ __________   ___________ _________
Outstanding at
 beginning of 1997  24,722,118   $ 9.02      11,497,718    $5.46
Granted              2,600,796    31.16
Exercised           (3,653,090)    5.23
Forfeited             (551,400)   12.78
                    __________
Outstanding at
 end of 1997        23,118,424    12.02      11,808,624     7.18
Granted              3,528,883    35.68
Exercised           (3,491,738)    6.51
Forfeited             (515,000)   18.30
                    __________

Outstanding at
 end of 1998        22,640,569    16.41      12,479,069     9.91
Granted              3,470,325    31.02
Exercised           (2,294,013)    6.73
Forfeited             (159,400)   23.80
                    __________
Outstanding at
 end of 1999        23,657,481    19.45      14,014,481    13.04
                    __________
                    __________

Additional information regarding stock options outstanding at December 31, 1999 follows.

                                             Weighted-
                                              average
                                 Weighted-   remaining              Weighted-
                                  average   contractual              average
    Range of                     exercise    life (in               exercise
 exercise prices    Outstanding    price      years)    Exercisable   price
___________________ ___________ __________  ___________ ___________ _________
 $ 1.80 to 19.88    14,368,782   $ 10.77        5.0     12,101,982   $ 9.80
 $26.44 to 40.25     9,288,699     32.86        8.8      1,912,499    33.55
                    __________                          __________
                    23,657,481     19.45        6.5     14,014,481    13.04
                    __________                          __________
                    __________                          __________

Accounting principles require the following disclosures as if the fair value based method of accounting had been applied to all stock option grants made after 1994. The weighted-average grant-date fair value of each option awarded is estimated to be $9.40 in 1997, $9.88 in 1998, and $9.86 in 1999 using the Black-Scholes option-pricing model and the following assumptions: dividend yields of 1.5% in 1997, 1.4% in 1998, and 1.3% in 1999; expected volatility of 29% in 1997, 30% in 1998, and 31% in 1999; risk-free interest rates of 5.9% in 1997, 4.5% in 1998, and 5.9% in 1999; and expected lives of
4.7 years in 1997 and 1999, and 4.4 years in 1998. Had compensation costs been determined including these estimates of the fair value of each option granted, pro forma net income would be $134,871,000 in 1997, $161,723,000 in 1998, and $219,185,000 in 1999. Pro forma basic earnings per share would be $1.16 in 1997, $1.36 in 1998, and $1.82 in 1999. Pro forma diluted earnings per share would be $1.06 in 1997, $1.25 in 1998, and $1.70 in 1999. These
pro forma disclosures are not representative of the effects on reported net income and earnings per share for future years because option grants were primarily made in the fourth quarter of each year, most options vest over several years, and additional awards are generally made each year.

NOTE 6 - INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients, which are primarily domiciled in the United States, include:

                                            1997       1998       1999
                                          _________  _________  _________
Sponsored mutual funds
 Stock and blended
  Domestic                                $232,928   $296,389   $358,226
  International                            121,266    115,914    121,294
 Bond and money market                      81,771     92,360     97,931
                                          ________   ________   ________
                                           435,965    504,663    577,451
Other portfolios                           152,049    179,633    224,128
                                          ________   ________   ________
Total investment advisory fees            $588,014   $684,296   $801,579
                                          ________   ________   ________
                                          ________   ________   ________

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

                                   Average during         December 31,
                              ________________________   _______________
                               1997     1998     1999      1998    1999
                              ______   ______   ______   ______   ______
Sponsored mutual funds
 Stock and blended
  Domestic                    $ 39.3   $ 50.9   $ 61.6   $ 55.9   $ 71.2
  International                 16.7     16.3     17.0     16.4     21.4
 Bond and money market          18.3     20.8     22.2     22.1     21.9
                              ______   ______   ______   ______   ______
                                74.3     88.0    100.8     94.4    114.5
Other portfolios                40.0     48.6     56.7     53.4     65.4
                              ______   ______    _____   ______   ______
                              $114.3   $136.6   $157.5   $147.8   $179.9
                              ______   ______   ______   ______   ______
                              ______   ______   ______   ______   ______

Fees for advisory-related administrative services provided to the funds were $105,042,000 in 1997, $127,243,000 in 1998, and $147,224,000 in 1999.
Accounts receivable from the funds aggregate $56,345,000 and $68,390,000 at December 31, 1998 and 1999, respectively. All services to the sponsored mutual funds are provided under contracts which are subject to periodic review and approval by each of the funds' boards and, with respect to investment advisory contracts, also by the funds' shareholders.

NOTE 7 - OTHER DISCLOSURES.

Goodwill of $7,937,000 arising from a 1992 acquisition is included in other assets and is being amortized over eleven years using the straight-line method. Accumulated amortization aggregates $4,718,000 at December 31, 1998 and $5,463,000 at December 31, 1999.

In April 1999, T. Rowe Price borrowed 1,809,500,000 yen ($15,019,000) from a bank under a promissory note due in installments of 180,950,000 yen in 2002 and 2003 and 1,447,600,000 yen in 2004. Interest is due quarterly at LIBOR for yen borrowings plus .95% and is fixed for the first two years at 1.42%. Foreign currency transaction losses arising from this borrowing are included in investment and other income and totaled $2,706,000 in 1999.

Expense for two defined contribution retirement plans was $13,912,000 in 1997, $17,852,000 in 1998, and $20,835,000 in 1999.

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES.

T. Rowe Price occupies certain office facilities and rents computer and other equipment under noncancelable operating leases. Related rental expense was $21,319,000 in 1997, $25,953,000 in 1998, and $31,888,000 in
1999. Future minimum rental payments under these leases aggregate $21,609,000 in 2000, $11,145,000 in 2001, $9,397,000 in 2002, $7,706,000 in
2003, $7,530,000 in 2004, and $17,260,000 in later years.

At December 31, 1999, there were outstanding commitments to fund additional investments totaling $2,409,000.

Consolidated stockholders' equity at December 31, 1999 includes $41,522,000 which is restricted as to use by various regulations and agreements arising in the ordinary course of business.

From time to time, various claims arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on financial position or results of operations.

NOTE 9 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

                                                    Basic       Diluted
                                                  earnings     earnings
                                       Net           per          per
                       Revenues      income         share        share
                       _________      _______     _________    _________
                          (in thousands)
       1998
       ___________
       1st quarter     $210,434      $41,290         $.35        $.32
       2nd quarter      222,309       44,869          .38         .34
       3rd quarter      218,559       42,974          .36         .33
       4th quarter      234,840       45,007          .38         .35

       1999
       ___________
       1st quarter      245,826       53,413          .44         .41
       2nd quarter      245,771       53,690          .44         .41
       3rd quarter      259,929       62,221          .51         .48
       4th quarter      284,853       70,080          .59         .55

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item regarding the identification of executive officers and certain significant employees is contained as a separate item at the end of Part I of this Form 10-K. The balance of the information required by this item regarding our directors and executive officers appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2000 Annual Meeting of our stockholders and is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by these items appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2000 Annual Meeting of our stockholders and is incorporated by reference.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report.
  1. Financial Statements:  See index at Item 8 of Part II.
  2. Financial Statement Schedules:  None applicable.
  3. The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K. Exhibits 10.07 through 10.13 are compensatory plans and arrangements.

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

       10.01 Representative Investment Management Agreement with each of the T. Rowe Price mutual funds. (Incorporated by reference from Form N-1A/A; Accession No. 0001046404-97-000008.)

       10.02 Transfer Agency and Service Agreement dated as of January 1,1999 between each of the T. Rowe Price mutual funds T. Rowe Price Services, Inc. (Incorporated by reference from Form 485APOS; Accession No. 0001038490-99-000010.)

       10.03 Agreement dated January 1, 1999 between T. Rowe Price Retirement Plan Services, Inc. and each of the T. Rowe Price taxable mutual funds. (Incorporated by reference from Form 485APOS; Accession No. 0001038490-99-000010.)

       10.04 Representative Underwriting Agreement between each of the T. Rowe Price mutual funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A; Accession No. 0001046404-97-000008.)

       10.05 Agreement dated February 11, 1998 between TRP Suburban Second, Inc. and Riparius Construction, Inc. as Construction Manager and Constructor. (Incorporated by reference from the paper filing of March 26, 1998, pursuant to a continuing hardship exemption, on Form SE to the 1997 Form 10-K [Accession No. 0000080255-98-00358].)

       10.06 Amended, Restated, and Consolidated Office Lease dated as of May 22, 1997 between 100 East Pratt Street Limited
               Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 1997; Accession No. 0000080255-98-000358.)

       10.07 T. Rowe Price Associates, Inc. 1986 Stock Incentive Plan. (Incorporated by reference from Form S-1 Registration Statement [File No. 33-3398].)

       10.08 T. Rowe Price Associates, Inc. 1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573].)

       10.09 T. Rowe Price Associates, Inc. 1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

       10.10 T. Rowe Price Associates, Inc. 1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 000933259-95-000009; CIK 0000080255.)

       10.11 T. Rowe Price Associates, Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031; CIK 0000080255.)

       10.12 T. Rowe Price Associates, Inc. 1998 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 00080255-98-000355.)

       10.13 Executive Incentive Compensation Plan. (Incorporated by reference from Form DEF 14A; Accession No. 933259-95-000009; CIK 0000080255.)

       21      Subsidiaries of T. Rowe Price Associates, Inc.

       23      Consent of Independent Accountants,
               PricewaterhouseCoopers LLP.

       27      Financial Data Schedule.

(b) Reports on Form 8-K:  None during the last quarter of 1999.


SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

T. Rowe Price Associates, Inc.

By:  /s/ George A. Roche, Chairman and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.

/s/ George A. Roche, Chairman and Director, President, and
     Principal Financial Officer
/s/ James S. Riepe, Vice Chairman and Director
/s/ M. David Testa, Vice Chairman and Director
/s/ Edward C. Bernard, Director
/s/ James E. Halbkat, Jr., Director
/s/ Donald B. Hebb, Jr., Director
/s/ Henry H. Hopkins, Director
/s/ James A.C. Kennedy, Director
/s/ John H. Laporte, Director
/s/ Richard L. Menschel, Director
/s/ William T. Reynolds, Director
/s/ Brian C. Rogers, Director
/s/ Robert L. Strickland, Director
/s/ Philip C. Walsh, Director
/s/ Anne Marie Whittemore, Director
/s/ Joseph P. Croteau, Treasurer and Principal Accounting Officer