Form 10-Q
period 2000-03-31
PRICE T ROWE ASSOCIATES INC /MD/
filed 2000-04-26
CIK 80255

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: MARCH 31, 2000.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 120,764,714 SHARES AT
APRIL 25, 2000.

Exhibit index is at Item 6(a) on pages 14 - 15.

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                        T. ROWE PRICE ASSOCIATES, INC.
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                       12/31/99   03/31/00
                                                       ________  __________
ASSETS
Cash and cash equivalents                              $358,472  $  438,435
Accounts receivable                                     121,637     144,841
Investments in sponsored mutual funds                   233,924     250,260
Other investments                                        44,986      54,639
Property and equipment                                  210,302     217,867
Other assets                                             28,718      19,217
                                                       ________  __________
                                                       $998,039  $1,125,259
                                                       ________  __________
                                                       ________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                $ 37,712  $   48,467
  Accrued compensation and related costs                 64,774      54,899
  Income taxes payable                                   31,819      78,864
  Dividends payable                                      15,614      15,688
  Debt                                                   17,716      17,632
  Minority interests in consolidated subsidiaries        60,220      66,454
                                                       ________  __________
      Total liabilities                                 227,855     282,004
                                                       ________  __________

Commitments and contingent liabilities

Stockholders' equity
  Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares                 --          --
  Common stock, $.20 par value - authorized
   500,000,000 shares; issued 120,107,818 shares in
   1999 and 120,708,284 shares in 2000                   24,022      24,142
Capital in excess of par value                           48,057      54,272
  Retained earnings                                     649,378     708,724
  Accumulated other comprehensive income                 48,727      56,117

                                                       ________  __________
      Total stockholders' equity                        770,184     843,255
                                                       ________  __________
                                                       $998,039  $1,125,259
                                                       ________  __________
                                                       ________  __________





See the accompanying notes to the condensed consolidated financial statements.

                        T. ROWE PRICE ASSOCIATES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per-share amounts)


                                                        Three months ended
                                                        ___________________
                                                        03/31/99   03/31/00
                                                        ________   ________

Revenues
  Investment advisory fees                              $190,878   $234,161
  Administrative fees                                     49,217     60,847
  Investment and other income                              5,731     21,323
                                                        ________   ________
                                                         245,826    316,331
                                                        ________   ________

Expenses
  Compensation and related costs                          81,463     92,967
  Advertising and promotion                               20,225     25,110
  Occupancy and equipment                                 20,947     25,906
  International investment research fees                  12,144     16,014
  Other operating expenses                                15,810     25,543
                                                        ________   ________
                                                         150,589    185,540
                                                        ________   ________

Income before income taxes and minority interests         95,237    130,791
Provision for income taxes                                36,288     49,204
                                                        ________   ________
Income from consolidated companies                        58,949     81,587
Minority interests in consolidated subsidiaries            5,536      6,553
                                                        ________   ________
Net income                                              $ 53,413   $ 75,034
                                                        ________   ________
                                                        ________   ________

Basic earnings per share                                $    .44   $    .62
                                                        ________   ________
                                                        ________   ________
Diluted earnings per share                              $    .41   $    .58
                                                        ________   ________
                                                        ________   ________

Dividends declared per share                            $    .10   $    .13
                                                        ________   ________
                                                        ________   ________

Weighted average shares outstanding                      120,512    120,419
                                                        ________   ________
                                                        ________   ________
Weighted average shares outstanding assuming dilution    129,589    128,399
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

                        T. ROWE PRICE ASSOCIATES, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                        Three months ended
                                                        __________________
                                                        03/31/99  03/31/00
                                                        ________  ________
Cash flows from operating activities
  Net income                                            $ 53,413  $ 75,034
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization of property
     and equipment                                         7,600     9,474
    Minority interests in consolidated subsidiaries        5,536     6,553
    Increase in accounts receivable                       (4,397)  (22,783)
    Income taxes accrued but not paid                     36,073    45,273
    Other changes in assets and liabilities               (6,561)   (8,856)
                                                        ________  ________
  Net cash provided by operating activities               91,664   104,695
                                                        ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                     (664)   (4,654)
  Other investments                                       (7,541)     (380)
  Distributions from other investments                     4,368     9,928
  Additions to property and equipment                    (15,209)  (18,040)
                                                        ________  ________
  Net cash used in investing activities                  (19,046)  (13,146)
                                                        ________  ________

Cash flows from financing activities
  Purchases of stock                                      (1,007)       --
  Receipts relating to stock issuances                     3,393     4,028
  Dividends paid to stockholders                         (12,012)  (15,614)
                                                        ________  ________
  Net cash used in financing activities                   (9,626)  (11,586)
                                                        ________  ________

Cash and cash equivalents
  Net increase during period                              62,992    79,963
  At beginning of year                                   283,838   358,472
                                                        ________  ________
  At end of period                                      $346,830  $438,435
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

                        T. ROWE PRICE ASSOCIATES, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (dollars in thousands)

                                                           Accumu-
                                       Capital               lated
                               Common       in               other     Total
                                stock   excess             compre-    stock-
                                - par   of par  Retained   hensive  holders'
                                value    value  earnings    income    equity
                              _______  _______  ________  ________  ________
Balance at December 31, 1999,
 120,107,818 common shares    $24,022  $48,057  $649,378   $48,727  $770,184
Comprehensive income
 Net income                                       75,034
 Change in unrealized
  security holding gains                                     7,390
 Total comprehensive income                                           82,424
600,466 common shares
 issued under stock-based
 compensation plans               120    6,215                         6,335
Dividends declared                               (15,688)            (15,688)
                              _______  _______  ________   _______  ________
Balance at March 31, 2000,
 120,708,284 common shares    $24,142  $54,272  $708,724   $56,117  $843,255
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

                        T. ROWE PRICE ASSOCIATES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Associates derives its consolidated revenues and net income primarily from investment advisory services provided to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. The investors that we serve are primarily domiciled in the United States.

Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

These unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature.

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 1999 Annual Report.

NOTE 2 - INFORMATION ABOUT REVENUES AND SERVICES.

Our first quarter revenues (in thousands) from advisory services provided under agreements with our sponsored mutual funds and other investment clients were:

                                                       1999       2000
                                                     ________   ________
Sponsored mutual funds
 Stock and blended
  Domestic                                           $ 80,681   $104,373
  International                                        27,940     38,999
 Bond and money market                                 24,323     23,425
                                                     ________   ________
                                                      132,944    166,797
Other portfolios                                       57,934     67,364
                                                     ________   ________
Total investment advisory fees                       $190,878   $234,161
                                                     ________   ________
                                                     ________   ________

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

                                       Average during
                                        first quarter
                                       _______________
                                        1999     2000   12/31/99 03/31/00
                                       ______   ______  ________ ________
Sponsored mutual funds
 Stock and blended
  Domestic                             $ 56.2   $ 71.5   $ 71.2   $ 75.3
  International                          16.0     21.7     21.4     22.1
 Bond and money market                   22.2     21.7     21.9     22.0
                                       ______   ______   ______   ______
                                         94.4    114.9    114.5    119.4
Other portfolios                         53.4     65.5     65.4     65.8
                                       ______   ______   ______   ______
                                       $147.8   $180.4   $179.9   $185.2
                                       ______   ______   ______   ______
                                       ______   ______   ______   ______

Fees for advisory-related administrative services provided to the funds were $36,222,000 and $44,309,000 for the first quarter of 1999 and 2000, respectively. Accounts receivable from the funds totaled $74,427,000 at March 31, 2000.

NOTE 3 - SUBSEQUENT EVENT.

On April 11, 2000, we entered into an agreement with Robert Fleming Holdings Limited to purchase its 50% interest in Rowe Price-Fleming International for a fixed price of $780 million. Rowe Price-Fleming was formed in 1979 and is a 50% owned consolidated subsidiary of T. Rowe Price Associates. It primarily provides U.S. investors with international investment advisory services and, at March 31, 2000, managed $42.8 billion. Our acquisition of the remaining interest in Rowe Price-Fleming is subject to receipt of requisite regulatory approvals and is expected to close in the third quarter of 2000 after The Chase Manhattan Corporation completes its announced acquisition of Robert Fleming Holdings. In any event, closing of our transaction will occur no later than December 31, 2000. The acquisition will likely be modestly dilutive to earnings per share near-term and somewhat accretive to income before goodwill charges. We expect to finance this acquisition with available cash resources including the proceeds of a five-year, $600 million syndicated bank credit facility that we are currently negotiating.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated financial statements of T. Rowe Price Associates, Inc. and its subsidiaries as of March 31, 2000 and for the three-month periods ended March 31, 1999 and March 31, 2000, appearing on pages two through seven of this Form 10-Q Quarterly Report. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of cash flows, and of stockholders' equity for the year then ended (not presented herein), and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
April 24, 2000





THE ABOVE REPORT IS NOT A "REPORT" WITHIN THE MEANING OF SECTIONS 7 AND 11 OF THE SECURITIES ACT OF 1933 AND THE INDEPENDENT ACCOUNTANTS' LIABILITY PROVISIONS OF SECTION 11 OF THE ACT DO NOT APPLY.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios.

We manage a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management were $185.2 billion at March 31, 2000, including $144.8 billion in equity securities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 VERSUS 1999.

Net income increased $21.6 million or 40% to $75.0 million and diluted earnings per share rose from $.41 to $.58. Total revenues increased 29% from $246 million to a quarterly record $316 million, led by increases of $43.3 million in investment advisory fees and $15.6 million in investment income.

Investment advisory revenues earned from the T. Rowe Price mutual funds increased $33.9 million as average fund assets under management during the quarter were $114.9 billion, $20.5 billion more than in the first quarter of 1999. Fund assets increased $4.9 billion during the first three months of 2000 and totaled $119.4 billion at March 31, including $97.4 billion in stock and blended assets funds. The most significant increase in fund assets during the quarter was attributable to market appreciation and income reinvested in the stock and blended funds totaling $4.4 billion. Net cash inflows to the funds during the quarter totaled $173 million, including inflows of $378 million into stock and blended funds, offset in part by $205 million of outflows from bond and money market funds. Growth stock funds generally had net inflows while value funds had net outflows.

Greater assets in other investment portfolios, including variable annuity and other subadvised funds, resulted in the balance of our advisory revenue gains totaling $9.4 million. Performance-related advisory fees were $6.4 million this quarter, still high compared to historical levels, but down $1.5 million from the 1999 first quarter. We earn these performance-related fees on venture capital investments that we manage and, though recurring, these fees will vary significantly as market conditions change. Assets under management in the other investment portfolios that we manage were $65.8 billion at March 31, 2000, up $12.1 billion from March 31, 1999.

Administrative fees from advisory-related services that we provide to the funds and their shareholders rose $11.6 million from the first quarter of

1999 to $60.8 million. About $9.4 million of this increase is attributable to transfer agency and recordkeeping services that we provide to defined contribution retirement plans and the T. Rowe Price mutual funds. These revenues are largely offset by the costs that we incur in providing the services. Commissions that we earn on discount brokerage trading volume contributed $2.2 million of the revenue increase and now account for approximately one-eighth of administrative revenues.

Investment and other income rose $15.6 million from the first quarter of 1999, including $2.6 million from our larger money market fund balances and $12.8 million from our venture capital investments. The strong IPO markets of late 1999 and early 2000 produced significant market gains and distributions from our venture investments this year.

Operating expenses increased 23% to about $186 million. Greater compensation and related costs, which were up $11.5 million or 14%, were attributable to increases in our rates of compensation, including performance-related bonuses, and a 4% increase in our staff size primarily to support the growing investment-related administrative services and technology-based operations. As of March 31, 2000, we employed nearly 3,700 associates. Our advertising and promotion expenditures increased 24% to $25 million. We expect that our promotional spending will decline in the second and third quarters of 2000, though remain at levels higher than the comparable 1999 periods. Occupancy and equipment expense was nearly $5 million higher due to the expansion of our operating facilities in Owings Mills and Colorado Springs in 1999. International investment research fees were up $3.9 million as international assets under management increased $10.4 billion from March 31, 1999. Other operating expenses increased $9.7 million due largely to professional fees that we incurred in technology and services development activities.

CAPITAL RESOURCES AND LIQUIDITY.

We expect to finance the Rowe Price-Fleming International acquisition discussed in Note 3 on page 7 of this Form 10-Q from available cash resources including the proceeds of a five-year, $600 million syndicated bank credit facility that we are currently negotiating.

FORWARD-LOOKING INFORMATION.

From time-to-time, information or statements provided by or on behalf of T. Rowe Price, including those within this Form 10-Q Quarterly Report, may contain certain "forward-looking information," including information relating to anticipated growth in our revenues or earnings, anticipated changes in the amount and composition of assets under management, our anticipated expense levels, and our expectations regarding financial market and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below.

Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Our future revenues will fluctuate due to many factors, such as the total value and composition of assets under our management and related cash inflows or outflows in the T. Rowe Price mutual funds and other investment portfolios; fluctuations in worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Price mutual funds and other investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Price mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income recognized on our venture capital and other investments. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions or other factors; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; changes in expense levels resulting from our pending Rowe Price-Fleming International acquisition, including goodwill charges arising therefrom; the manner in which we provide international investment advisory services; expenses and capital costs, such as technology assets, depreciation, amortization, research and development, and interest, incurred to maintain and enhance our administrative and operating services infrastructure including Internet capabilities; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since December 31, 1999, there has been no material change in the information provided in Item 7A of the 1999 Form 10-K Annual Report.


PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

On July 6, 1998, Rowe Price-Fleming, the T. Rowe Price International Stock Fund and the fund's five directors were named as defendants in Migdal v. Rowe Price-Fleming International, Inc., et al., filed in the United States District Court for the District of Maryland. The Complaint sought to invalidate the advisory agreement between Rowe Price-Fleming and the International Stock Fund, and sought recovery of an unspecified amount of advisory fees paid by the International Stock Fund to Rowe Price-Fleming. Plaintiffs alleged that the International Stock Fund does not have a sufficient number of independent directors, as required by the Investment Company Act of 1940, as amended, because its independent directors serve on multiple boards of directors within the T. Rowe Price mutual fund complex and receive substantial compensation in the form of director fees. On October 12, 1998, the plaintiffs filed an Amended Complaint adding as a plaintiff Linda B. Rohrbaugh, a shareholder in the T. Rowe Price Growth Stock Fund. The Amended Complaint also added as defendants the T. Rowe Price Growth Stock Fund, T. Rowe Price Associates and certain of its subsidiaries which provide services to the funds, as well as five directors of the T. Rowe Price Growth Stock Fund. On January 21, 1999, the Amended Complaint was dismissed with leave for plaintiffs to re-file. On February 16, 1999, the plaintiffs filed a Second Amended Complaint, but the fund directors were excluded as defendants. The Second Amended Complaint alleged a claim under Section 36(b) of the Investment Company Act of 1940. The Complaint sought to invalidate the advisory and service agreements negotiated between the corporate defendants and certain T. Rowe Price funds based on a claim that (i) the fees paid to the corporate defendants were excessive and (ii) the advisory agreements were not negotiated at arm's length because each of the boards of directors of the Price funds is not independent as required under the Investment Company Act of 1940. On March 19, 1999, we and the other defendants filed a Motion to Dismiss the Second Amended Complaint. In an order dated March 20, 2000, our motion was granted and the case dismissed with prejudice. On April 6, 2000, the plaintiffs filed a Notice of Appeal of the Dismissal of the case.

From time to time, claims arise in the ordinary course of our business, including employment-related claims. After consulting with counsel, we believe it unlikely that any adverse determination in one or more pending claims would have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of our stockholders was held on April 13, 2000. The proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 120,375,159 as of the record date of February 14, 2000.

Management's 14 nominees for the Board of Directors were elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualify. The tabulation of votes was:


         Nominee                        For           Withheld
         _____________________       __________      __________

         Edward C. Bernard           98,613,612       2,860,988
         James E. Halbkat, Jr.       99,118,531       2,356,069
         Donald B. Hebb, Jr.         99,099,187       2,375,414
         Henry H. Hopkins            98,623,796       2,850,804
         James A.C. Kennedy          98,627,045       2,847,555
         John H. Laporte             98,631,393       2,843,207
         Richard L. Menschel         99,081,815       2,392,785
         William T. Reynolds         98,611,837       2,862,763
         James S. Riepe              98,631,397       2,843,203
         George A. Roche             89,417,926      12,056,675
         Brian C. Rogers             98,637,493       2,837,107
         Robert L. Strickland        99,070,600       2,404,000
         M. David Testa              90,918,639      10,555,961
         Anne Marie Whittemore       98,669,936       2,804,665

ITEM 5.  OTHER INFORMATION.

On April 11, 2000, we entered into an agreement with Robert Fleming Holdings Limited to purchase its 50% interest in Rowe Price-Fleming International for a fixed price of $780 million. Rowe Price-Fleming was formed in 1979 and is a 50% owned consolidated subsidiary of T. Rowe Price Associates. It primarily provides U.S. investors with international investment advisory services and, at March 31, 2000, managed $42.8 billion. Our acquisition of the remaining interest in Rowe Price-Fleming is subject to receipt of requisite regulatory approvals and is expected to close in the third quarter of 2000, after The Chase Manhattan Corporation completes its announced acquisition of Robert Fleming Holdings. In any event, closing of our transaction will occur no later than December 31, 2000. The acquisition will likely be modestly dilutive to earnings per share near-term and somewhat accretive to income before goodwill charges. We expect to finance this acquisition with available cash resources including the proceeds of a five-year, $600 million syndicated bank credit facility that we are currently negotiating.

On April 13, 2000, the Board of Directors elected Martin G. Wade as the fifteenth member of the Board. Mr. Wade is the Vice Chairman and Chief Executive Officer of Rowe Price-Fleming International.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. Exhibits
    10.06 through 10.11 are compensatory plan arrangements.

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

       10.02 Transfer Agency and Service Agreement dated as of January 1,2000 between each of the T. Rowe Price mutual funds and T. Rowe Price Services, Inc. (Incorporated by reference from Form 485BPOS; Accession No. 0001012968-00-000024.)

       10.03 Agreement dated January 1, 2000, as amended February 9, 2000, between T. Rowe Price Retirement Plan Services, Inc. and each of the T. Rowe Price taxable mutual funds. (Incorporated by reference from Form 485BPOS; Accession No.
               0001012968-00-000024.)

       10.04 Representative Underwriting Agreement between each of the T. Rowe Price mutual funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A; Accession No. 0001046404-97-000008.)

       10.05 Amended, Restated, and Consolidated Office Lease dated as of May 22, 1997 between 100 East Pratt Street Limited
               Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 1997; Accession No. 0000080255-98-000358.)

       10.06 T. Rowe Price Associates, Inc. 1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573].)

       10.07 T. Rowe Price Associates, Inc. 1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

       10.08 T. Rowe Price Associates, Inc. 1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 000933259-95-000009; CIK 0000080255.)

       10.09 T. Rowe Price Associates, Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031; CIK 0000080255.)

       10.10 T. Rowe Price Associates, Inc. 1998 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 00080255-98-000355.)

       10.11 Executive Incentive Compensation Plan. (Incorporated by reference from Form DEF 14A; Accession No. 933259-95-000009; CIK 0000080255.)

       15 Letter from PricewaterhouseCoopers LLP, independent accountants, re unaudited interim financial information.

       27      Financial Data Schedule.

(b) Reports on Form 8-K:  None during the first quarter of 2000.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 26, 2000.

T. Rowe Price Associates, Inc.


/s/ George A. Roche
    Chairman, President & Principal Financial Officer


/s/ Joseph P. Croteau, CPA
    Vice President, Treasurer & Controller
    (Principal Accounting Officer)