Form 10-Q
period 2000-06-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 2000-07-26
CIK 80255

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: JUNE 30, 2000.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 121,308,413 SHARES AT
JULY 25, 2000.

Exhibit index is at Item 6(a) on pages 14 - 15.

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                        T. ROWE PRICE ASSOCIATES, INC.
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                       12/31/99   06/30/00
                                                       ________  __________
ASSETS
Cash and cash equivalents                              $358,472  $  505,892
Accounts receivable                                     121,637     135,592
Investments in sponsored mutual funds                   233,924     185,689
Other investments                                        44,986      63,934
Property and equipment                                  210,302     234,265
Other assets                                             28,718      18,934
                                                       ________  __________
                                                       $998,039  $1,144,306
                                                       ________  __________
                                                       ________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                $ 37,712  $   43,498
  Accrued compensation and related costs                 64,774      75,386
  Income taxes payable                                   31,819      22,482
  Dividends payable                                      15,614      15,764
  Debt                                                   17,716      17,127
  Minority interests in consolidated subsidiaries        60,220      71,824
                                                       ________  __________
      Total liabilities                                 227,855     246,081
                                                       ________  __________

Commitments and contingent liabilities

Stockholders' equity
  Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares                 --          --
  Common stock, $.20 par value - authorized
   500,000,000 shares; issued 120,107,818 shares in
   1999 and 121,275,210 shares in 2000                   24,022      24,255
Capital in excess of par value                           48,057      63,217
  Retained earnings                                     649,378     762,301
  Accumulated other comprehensive income                 48,727      48,452
                                                       ________  __________
      Total stockholders' equity                        770,184     898,225
                                                       ________  __________
                                                       $998,039  $1,144,306
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

                        T. ROWE PRICE ASSOCIATES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per-share amounts)

                                       Three months       Six months
                                           ended             ended
                                     _________________ _________________
                                     06/30/99 06/30/00 06/30/99 06/30/00
                                     ________ ________ ________ ________
Revenues
  Investment advisory fees           $191,545 $226,373 $382,423 $460,534
  Administrative fees                  48,379   57,178   97,596  118,025
  Investment and other income           5,847   17,131   11,578   38,454
                                     ________ ________ ________ ________
                                      245,771  300,682  491,597  617,013
                                     ________ ________ ________ ________

Expenses
  Compensation and related costs       82,932   92,665  164,395  185,632
  Advertising and promotion            16,268   21,071   36,493   46,181
  Occupancy and equipment              21,402   27,440   42,349   53,346
  International investment
   research fees                       12,581   14,690   24,725   30,704
  Other operating expenses             17,115   24,318   32,925   49,861
                                     ________ ________ ________ ________
                                      150,298  180,184  300,887  365,724
                                     ________ ________ ________ ________

Income before income taxes and
 minority interests                    95,473  120,498  190,710  251,289
Provision for income taxes             36,657   45,591   72,945   94,795
                                     ________ ________ ________ ________
Income from consolidated companies 58,816 74,907 117,765 156,494 Minority interests in consolidated
 subsidiaries                           5,126    5,568   10,662   12,121
                                     ________ ________ ________ ________
Net income                           $ 53,690 $ 69,339 $107,103 $144,373
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________

Basic earnings per share             $    .44 $    .57 $    .89 $   1.20
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________

Diluted earnings per share           $    .41 $    .54 $    .82 $   1.12
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________

Dividends declared per share         $    .10 $    .13 $    .20 $    .26
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________

Weighted average shares outstanding   121,152  120,930  120,834  120,674
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________

Weighted average shares outstanding-
 assuming dilution                    130,062  129,335  129,827  128,867
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

                        T. ROWE PRICE ASSOCIATES, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                         Six months ended
                                                        __________________
                                                        06/30/99  06/30/00
                                                        ________  ________
Cash flows from operating activities
  Net income                                            $107,103  $144,373
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization of property
     and equipment                                        15,421    19,651
    Minority interests in consolidated subsidiaries       10,662    12,121
    Other changes in assets and liabilities               (1,545)   (9,501)
                                                        ________  ________
  Net cash provided by operating activities              131,641   166,644
                                                        ________  ________

Cash flows from investing activities
  Investments in sponsored mutual funds                   (1,018)   (4,894)
  Dispositions of sponsored mutual funds                      --    56,750
  Other investments                                      (23,792)   (6,053)
  Distributions from other investments                    10,002       227
  Additions to property and equipment                    (31,500)  (40,678)
                                                        ________  ________
  Net cash used in investing activities                  (46,308)    5,352
                                                        ________  ________

Cash flows from financing activities
  Purchases of stock                                      (3,669)       --
  Receipts relating to stock issuances                     5,186     8,796
  Proceeds of bank borrowing                              15,019        --
  Dividends paid to stockholders                         (24,100)  (31,300)
  Cost of bank credit facility                                --    (1,576)
  Distributions to minority interests                        (23)     (496)
                                                        ________  ________
  Net cash used in financing activities                   (7,587)  (24,576)
                                                        ________  ________

Cash and cash equivalents
  Net increase during period                              77,746   147,420
  At beginning of year                                   283,838   358,472
                                                        ________  ________
  At end of period                                      $361,584  $505,892
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

                        T. ROWE PRICE ASSOCIATES, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (dollars in thousands)

                                                           Accumu-
                                       Capital               lated
                               Common       in               other     Total
                                stock   excess             compre-    stock-
                                - par   of par  Retained   hensive  holders'
                                value    value  earnings    income    equity
                              _______  _______  ________  ________  ________
Balance at December 31, 1999,
 120,107,818 common shares    $24,022  $48,057  $649,378   $48,727  $770,184
Comprehensive income
 Net income                                      144,373
 Change in unrealized
  security holding gains                                      (275)
 Total comprehensive income                                          144,098
1,167,392 common shares
 issued under stock-based
 compensation plans               233   15,160                        15,393
Dividends declared                               (31,450)            (31,450)
                              _______  _______  ________   _______  ________
Balance at June 30, 2000,
 121,275,210 common shares    $24,255  $63,217  $762,301   $48,452  $898,225
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

NOTE 2 - INFORMATION ABOUT REVENUES AND SERVICES.

Our revenues (in thousands) from advisory services provided under agreements with our sponsored mutual funds and other investment clients for the six months ended June 30 were:

                                                       1999       2000
                                                     ________   ________
Sponsored mutual funds
 Stock and blended
  Domestic                                           $167,659   $209,092
  International                                        57,199     75,696
 Bond and money market                                 48,855     46,390
                                                     ________   ________
                                                      273,713    331,178
Other portfolios                                      108,710    129,356
                                                     ________   ________
Total investment advisory fees                       $382,423   $460,534
                                                     ________   ________
                                                     ________   ________

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

                                       Average during
                                       first 6 months
                                       _______________
                                        1999     2000    12/31/99 06/30/00
                                       ______   ______   ________ ________
Sponsored mutual funds
 Stock and blended
  Domestic                             $ 58.4   $ 71.7   $ 71.2   $ 73.2
  International                          16.3     21.0     21.4     20.4
 Bond and money market                   22.3     21.7     21.9     21.7
                                       ______   ______   ______   ______
                                         97.0    114.4    114.5    115.3
Other portfolios                         54.4     64.6     65.4     63.7
                                       ______   ______   ______   ______
                                       $151.4   $179.0   $179.9   $179.0
                                       ______   ______   ______   ______
                                       ______   ______   ______   ______

Fees for advisory-related administrative services provided to the funds were $72,137,000 and $87,530,000 for the first six months of 1999 and 2000, respectively. Accounts receivable from the funds totaled $71,282,000 at June 30, 2000.

NOTE 3 - PENDING TRANSACTIONS.

On April 11, 2000, we entered into an agreement with Robert Fleming Holdings Limited to purchase its 50% interest in Rowe Price-Fleming International for a fixed price of $780 million. Rowe Price-Fleming was formed in 1979 and is a 50% owned consolidated subsidiary of T. Rowe Price Associates. It primarily provides U.S. investors with international investment advisory services and, at June 30, 2000, managed $39.2 billion. Our acquisition of the remaining interest in Rowe Price-Fleming is expected to close in August 2000 after The Chase Manhattan Corporation completes its acquisition of Robert Fleming Holdings. The acquisition will likely be modestly dilutive to earnings per share near-term and somewhat accretive to income before goodwill charges. We expect to finance this acquisition with available cash resources including the borrowings of approximately $300 million from a five-year, $500 million syndicated bank credit facility that we obtained in June 2000.

On June 30, 2000, our stockholders approved the one-for-one exchange of their shares of our outstanding common stock for that of our newly-organized holding company, T. Rowe Price Group, Inc. The share exchange is subject to receipt of regulatory approvals and is expected to occur before the end of 2000. The exchange will result in Price Group becoming the sole owner of Price Associates and our stockholders becoming the stockholders of Price Group. The exchange will be accounted for similar to a pooling-of-interests transaction. Subsequent to the share exchange, Price Group will succeed to Price Associates' obligation for periodic public reporting.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated financial statements of T. Rowe Price Associates, Inc. and its subsidiaries as of June 30, 2000 and for the three- and six-month periods ended June 30, 1999 and June 30, 2000, appearing on pages two through seven of this Form 10-Q Quarterly Report.
These financial statements are the responsibility of the Company's management.

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

Baltimore, Maryland
July 24, 2000




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

We manage a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management were $179.0 billion at June 30, 2000, including $139.2 billion in equity securities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 VERSUS 1999.

Net income increased $15.6 million or 29% to $69.3 million and diluted earnings per share rose from $.41 to $.54. Total revenues increased 22% from $246 million to $301 million, led by increases of $34.8 million in investment advisory fees and $11.3 million in investment income.

Investment advisory revenues earned from the T. Rowe Price mutual funds increased $23.6 million as average fund assets under management during the quarter were $113.8 billion, $14.2 billion more than in the second quarter of 1999. Fund assets fell $4.1 billion during the three months ended June 30, 2000 and totaled $115.3 billion at quarter end, including $93.6 billion in stock and blended assets funds. The decrease in fund assets during the quarter was primarily attributable to market depreciation. Further, net cash inflows of $321 million into domestic stock funds were more than offset by outflows during the quarter of $547 million from international stock funds and $466 million from bond and money market funds. Growth stock funds generally had net inflows while value funds had net outflows.

Greater assets in other managed investment portfolios, including variable annuity and other subadvised funds, resulted in the balance of our advisory revenue gains totaling $11.2 million. Performance-related advisory fees were $2.4 million higher this quarter than the comparable quarter last year but were down $3.2 million from the first quarter 2000. We earn these performance-related fees primarily on venture capital investments that we manage and, though recurring, these fees will vary significantly as market conditions change. Assets under management in the other investment portfolios that we manage were $63.7 billion at June 30, 2000, up $7.1 billion from June 30, 1999 but down $2.1 billion from March 31, 2000.

Administrative fees from advisory-related services that we provide to the funds and their shareholders rose $8.8 million from the second quarter of 1999 to $57.2 million. This increase is primarily attributable to transfer agency and recordkeeping services that we provide to defined contribution retirement plans and the T. Rowe Price mutual funds. These revenues are largely offset by the costs that we incur in providing the services.

Investment and other income rose $11.3 million from the second quarter of 1999, including $3.0 million from our larger money market fund balances and $3.2 million from venture capital investments. Additionally, we realized gains of $4.1 million on sales of our mutual fund holdings totaling $56.8 million. These sales proceeds have been added to our cash holdings which will be used to partially fund the Rowe Price-Fleming acquisition. We expect that investment income will decrease from the second to the third quarter this year and be significantly lower next year.

Operating expenses increased 20% to $180 million. Greater compensation and related costs, which were up $9.7 million or 12%, were attributable to increases in our rates of compensation, including performance-related bonuses, and a 3% increase in our staff size primarily to support the growing investment-related administrative services and technology-based operations. As of June 30, 2000, we employed more than 3,700 associates. Our advertising and promotion expenditures increased 30% to $21 million. We expect that our promotional spending will continue to moderate in the third quarter of 2000, though remain at a level higher than the comparable 1999 period. Occupancy and equipment expense was $6 million higher due primarily to the expansion of our operating facilities in Owings Mills. International investment research fees were up $2.1 million as international assets under management increased $5.9 billion from June 30, 1999 to $39.2 billion this period end. Other operating expenses increased $7.2 million due to the expansion of our operations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 VERSUS 1999.

Net income increased $37.3 million or 35% to $144.4 million and diluted earnings per share rose from $.82 to $1.12. Total revenues increased 26% from $492 million to $617 million, led by increases of $78.1 million in investment advisory fees and $26.9 million in investment income.

Investment advisory revenues earned from the T. Rowe Price mutual funds increased $57.5 million as average fund assets under management during the first six months were $114.4 billion, $17.4 billion more than in the first half of 1999. Fund assets increased $837 million during the first six months of 2000 and totaled $115.3 billion at June 30, including $93.6 billion in stock and blended assets funds. Net cash outflows from the funds during the first six months totaled $519 million. Outflows of $210 million from international stock funds and $670 million from bond and money market funds were partially offset by inflows of $361 million into domestic stock funds.

Greater assets in other managed investment portfolios resulted in the balance of our advisory revenue gains totaling $20.6 million.
Performance-related advisory fees were $9.7 million in the first half of 2000, up $.9 million from the first six months of 1999.

Administrative fees from advisory-related services rose $20.4 million from the first half of 1999 to $118.0 million. This increase is mostly attributable to transfer agency and recordkeeping services that we provide to defined contribution retirement plans and the T. Rowe Price mutual funds.

Discount brokerage commissions contributed $1.9 million of the revenue increase.

Investment and other income rose $26.9 million from the first six months of 1999, including $5.6 million from our larger money market fund balances, $4.1 million from mutual fund dispositions in the second quarter of 2000, and $16.0 million from our venture capital investments. The strong IPO markets of late 1999 and early 2000 produced significant market gains and distributions from our venture investments this year.

Operating expenses increased 22% to about $366 million. International investment research fees were up $6.0 million as international assets under management increased $5.9 billion from June 30, 1999.

CAPITAL RESOURCES AND LIQUIDITY.

We expect to finance the Rowe Price-Fleming International acquisition discussed in Note 3 on page 7 of this Form 10-Q from available cash resources, including current cash holdings of more than $500 million and borrowings of approximately $300 million from the five-year, $500 million syndicated bank credit facility that we obtained in June 2000. We have also obtained a complementary $100 million, 364-day syndicated bank credit facility.

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

Our future revenues will fluctuate due to many factors, such as the total value and composition of assets under our management and related cash inflows or outflows in the T. Rowe Price mutual funds and other investment portfolios; fluctuations in worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Pric mutual funds and other investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Price mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments;
and the amount and timing of income recognized on our venture capital and other investments. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions or other factors; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; changes in expense levels resulting from our pending acquisition of the minority interests in Rowe Price-Fleming International, including goodwill charges and interest expense, and from differences in the manner in which we provide support for our international investment advisory services; expenses and capital costs, such as technology assets, depreciation, amortization and research and development, incurred to maintain and enhance our administrative and operating services infrastructure including Internet capabilities; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.

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

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

On July 6, 1998, Rowe Price-Fleming, the T. Rowe Price International Stock Fund and the fund's five directors were named as defendants in Migdal v. Rowe Price-Fleming International, Inc., et al., filed in the United States District Court for the District of Maryland. The Complaint sought to invalidate the advisory agreement between Rowe Price-Fleming and the International Stock Fund, and sought recovery of an unspecified amount of advisory fees paid by the International Stock Fund to Rowe Price-Fleming. Plaintiffs alleged that the International Stock Fund does not have a sufficient number of independent directors, as required by the Investment Company Act of 1940, as amended, because its independent directors serve on multiple boards of directors within the T. Rowe Price mutual fund complex and receive substantial compensation in the form of director fees. On October 12, 1998, the plaintiffs filed an Amended Complaint adding as a plaintiff Linda B. Rohrbaugh, a shareholder in the T. Rowe Price Growth
Stock Fund.  The Amended Complaint also added as defendants the T. Rowe
Price Growth Stock Fund, T. Rowe Price Associates and certain of its subsidiaries which provide services to the funds, as well as five directors of the T. Rowe Price Growth Stock Fund. On January 21, 1999, the Amended Complaint was dismissed with leave for plaintiffs to re-file. On February 16, 1999, the plaintiffs filed a Second Amended Complaint, but the fund directors were excluded as defendants. The Second Amended Complaint alleged a claim under Section 36(b) of the Investment Company Act of 1940. The Complaint sought to invalidate the advisory and service agreements negotiated between the corporate defendants and certain T. Rowe Price funds based on a claim that (i) the fees paid to the corporate defendants were excessive and (ii) the advisory agreements were not negotiated at arm's length because each of the boards of directors of the Price funds is not independent as required under the Investment Company Act of 1940. On March 19, 1999, we and the other defendants filed a Motion to Dismiss the Second Amended Complaint. In an order dated March 20, 2000, our motion was granted and the case dismissed with prejudice. On April 6, 2000, the plaintiffs filed a Notice of Appeal of the Dismissal of the case. On June 16, 2000, we and the other defendants filed a Brief with the United States Court of Appeals (Fourth Circuit) to affirm the District Court's judgment.

From time to time, claims arise in the ordinary course of our business, including employment-related claims. After consulting with counsel, we believe it unlikely that any adverse determination in one or more pending claims would have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of our stockholders was held on June 30, 2000. The proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 120,748,550 as of the record date of April 24, 2000.

The Agreement and Plan of Share Exchange by and between T. Rowe Price Associates and T. Rowe Price Group provides that Price Associates shall become a wholly-owned subsidiary of Price Group, and each outstanding share of Price Associates' common stock shall be exchanged for one share of Price Group's common stock. The Agreement was approved by a vote of 85,475,059 for; 760,669 against; and 375,400 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. Exhibits
    10.06 through 10.11 are compensatory plan arrangements.

        2.01   Agreement and Plan of Exchange as of April 30, 2000 between
               T. Rowe Price Associates, Inc. and T. Rowe Price Group, Inc. (Incorporated by reference from Form 424B3; Accession No. 0001113169-00-000003.)

        2.02 Form of Articles of Share Exchange between T. Rowe Price Associates, Inc. and T. Rowe Price Group, Inc. (Incorporated by reference from Form 424B3; Accession No.
               0001113169-00-000003.)

        2.03 Stock Purchase Agreement dated as of April 11, 2000 by and between Robert Fleming Holdings Limited and its wholly owned subsidiaries Jardine Fleming International Holdings Limited and Copthall Overseas Limited, T. Rowe Price Associates, Inc., and The Chase Manhattan Corporation.

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

        4.01 $500,000,000 Five-Year Credit Agreement among T. Rowe Price Associates, Inc., the several lenders, and The Chase Manhattan Bank, as administrative agent.

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

       27      Financial Data Schedule.

(b) Reports on Form 8-K:  None during the second quarter of 2000.

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 26, 2000.

T. Rowe Price Associates, Inc.


/s/ George A. Roche
    Chairman, President & Principal Financial Officer


/s/ Joseph P. Croteau, CPA
    Vice President, Treasurer & Controller