Form 10-Q
period 2000-09-30
PRICE T ROWE ASSOCIATES INC /MD/
filed 2000-10-27
CIK 80255

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: SEPTEMBER 30, 2000.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 121,807,939 SHARES AT
OCTOBER 25, 2000.

Exhibit index is at Item 6(a) on pages 14 - 16.

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                      T. ROWE PRICE ASSOCIATES, INC.
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)


                                                       12/31/99   09/30/00
                                                       ________  __________
ASSETS
Cash and cash equivalents                              $358,472  $  111,684
Accounts receivable                                     121,637     147,496
Investments in sponsored mutual funds                   233,924     180,768
Other investments                                        44,986      58,304
Property and equipment                                  210,302     245,408
Goodwill                                                  2,474     702,215
Other assets                                             26,244      18,254
                                                       ________  __________
                                                       $998,039  $1,464,129
                                                       ________  __________
                                                       ________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                $ 37,712  $   48,480
  Accrued compensation and related costs                 64,774     106,680
  Income taxes payable                                   31,819      12,506
  Dividends payable                                      15,614      15,816
  Debt and accrued interest                              17,716     319,954
  Minority interests in consolidated subsidiaries        60,220         604
                                                       ________  __________
      Total liabilities                                 227,855     504,040
                                                       ________  __________

Commitments and contingent liabilities

Stockholders' equity
  Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares                 --          --
  Common stock, $.20 par value - authorized
   500,000,000 shares; issued 120,107,818 shares in
   1999 and 121,719,139 shares in 2000                   24,022      24,344
  Capital in excess of par value                         48,057      71,566
  Retained earnings                                     649,378     815,667
  Accumulated other comprehensive income                 48,727      48,512
                                                       ________  __________
      Total stockholders' equity                        770,184     960,089
                                                       ________  __________
                                                       $998,039  $1,464,129
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

                      T. ROWE PRICE ASSOCIATES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per-share amounts)

                                       Three months       Nine months
                                           ended             ended
                                     _________________ _________________
                                     09/30/99 09/30/00 09/30/99 09/30/00
                                     ________ ________ ________ ________

Revenues
  Investment advisory fees           $204,225 $239,206 $586,648 $699,740
  Administrative fees                  49,954   57,557  147,550  175,582
  Investment and other income           5,750    6,941   17,328   45,395
                                     ________ ________ ________ ________
                                      259,929  303,704  751,526  920,717
                                     ________ ________ ________ ________

Expenses
  Compensation and related costs       83,531   98,912  247,926  284,544
  Advertising and promotion            13,309   15,547   49,802   61,728
  Occupancy and equipment              24,625   27,078   66,974   80,424
  International investment
   research fees                       13,041    5,961   37,766   36,665
  Goodwill amortization                   186    4,276      559    4,649
  Interest expense                         58    3,608      111    3,730
  Other operating expenses             16,824   33,810    49,32   83,176
                                     ________ ________ ________ ________
                                      151,574  189,192  452,461  554,916
                                     ________ ________ ________ ________

Income before income taxes and
 minority interests                   108,355  114,512  299,065  365,801
Provision for income taxes             40,509   42,800  113,454  137,595
                                     ________ ________ ________ ________
Income from consolidated companies 67,846 71,712 185,611 228,206 Minority interests in consolidated
 subsidiaries                           5,625    2,529   16,287   14,650
                                     ________ ________ ________ ________
Net income                           $ 62,221 $ 69,183 $169,324 $213,556
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________

Basic earnings per share             $    .51 $    .57 $   1.40 $   1.77
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________
Diluted earnings per share           $    .48 $    .53 $   1.31 $   1.65
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________

Dividends declared per share         $    .10 $    .13 $    .30 $    .39
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________

Weighted average shares outstanding   120,967  121,425  120,879  120,926
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________
Weighted average shares outstanding-
 assuming dilution                    129,041  130,500  129,562  129,415
                                     ________ ________ ________ ________
                                     ________ ________ ________ ________






See the accompanying notes to the condensed consolidated financial statements.

                      T. ROWE PRICE ASSOCIATES, INC.
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                         Nine months ended
                                                        __________________
                                                        09/30/99  09/30/00
                                                        ________  ________
Cash flows from operating activities
  Net income                                            $169,324  $213,556
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization of property
     and equipment                                        23,548    29,966
    Minority interests in consolidated subsidiaries       16,287    14,650
    Amortization of goodwill                                 559     4,649
    Change in accounts receivable                        (11,091)  (25,588)
    Change in accrued compensation                        33,391    52,964
    Other changes in assets and liabilities               10,020     2,885
                                                        ________  ________
  Net cash provided by operating activities              242,038   293,082
                                                        ________  ________

Cash flows from investing activities
  Acquisition of minority interests in
   Rowe Price-Fleming International                           --  (783,194)
  Investments in sponsored mutual funds                   (5,363)   (8,699)
  Dispositions of sponsored mutual funds                   1,186    67,038
  Other investments                                      (23,633)  (13,228)
  Distributions from other investments                     9,537       576
  Additions to property and equipment                    (47,009)  (66,544)
                                                        ________  ________
  Net cash used in investing activities                  (65,282) (804,051)
                                                        ________  ________

Cash flows from financing activities
  Purchases of stock                                     (55,468)       --
  Receipts relating to stock issuances                     6,674    12,293
  Proceeds of bank borrowing                              15,019   300,000
  Dividends paid to stockholders                         (36,231)  (47,065)
  Other activities                                           (23)   (1,047)
                                                        ________  ________
  Net cash used in financing activities                  (70,029)  264,181
                                                        ________  ________

Cash and cash equivalents
  Net change during period                               106,727  (246,788)
  At beginning of year                                   283,838   358,472
                                                        ________  ________
  At end of period                                      $390,565  $111,684
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

                      T. ROWE PRICE ASSOCIATES, INC.
    UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (dollars in thousands)

                                                           Accumu-
                                       Capital               lated
                               Common       in               other     Total
                                stock   excess             compre-    stock-
                                - par   of par  Retained   hensive  holders'
                                value    value  earnings    income    equity
                              _______  _______  ________  ________  ________
Balance at December 31, 1999,
 120,107,818 common shares    $24,022  $48,057  $649,378   $48,727  $770,184
Comprehensive income
 Net income                                      213,556
 Change in unrealized
  security holding gains                                      (215)
 Total comprehensive income                                          213,341
1,611,321 common shares
 issued under stock-based
 compensation plans               322   23,509                        23,831
Dividends declared                               (47,267)            (47,267)
                              _______  _______  ________   _______  ________
Balance at September 30, 2000,
 121,719,139 common shares    $24,344  $71,566  $815,667   $48,512  $960,089
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

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 1999 Annual Report. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE 2 - INFORMATION ABOUT REVENUES AND SERVICES.

Our revenues (in thousands) from advisory services provided under agreements with our sponsored mutual funds and other investment clients for the nine months ended September 30 were:

                                                       1999       2000
                                                     ________   ________
Sponsored mutual funds
 Stock and blended
  Domestic                                           $261,246   $321,830
  International                                        87,739    111,492
 Bond and money market                                 73,511     69,709
                                                     ________   ________
                                                      422,496    503,031
Other portfolios                                      164,152    196,709
                                                     ________   ________
Total investment advisory fees                       $586,648   $699,740
                                                     ________   ________
                                                     ________   ________

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

                                       Average during
                                       first 9 months
                                       _______________
                                        1999     2000    12/31/99 09/30/00
                                       ______   ______   ________ ________
Sponsored mutual funds
 Stock and blended
  Domestic                             $ 60.3   $ 73.0   $ 71.2    $ 75.7
  International                          16.5     20.5     21.4      18.3
 Bond and money market                   22.2     21.7     21.9      21.7
                                       ______   ______   ______    ______
                                         99.0    115.2    114.5     115.7
Other portfolios                         55.4     64.4     65.4      63.9
                                       ______   ______   ______    ______
                                       $154.4   $179.6   $179.9    $179.6
                                       ______   ______   ______    ______
                                       ______   ______   ______    ______

Fees for advisory-related administrative services provided to the funds were $110.7 million and $131.2 million for the first nine months of 1999 and 2000, respectively. Accounts receivable from the funds totaled $82.5 million at September 30, 2000.

NOTE 3 - ROWE PRICE-FLEMING INTERNATIONAL ACQUISITION.

On April 11, 2000, we entered into an agreement with Robert Fleming Holdings Limited to purchase its 50% interest in our consolidated subsidiary, Rowe Price-Fleming International, which was formed in 1979 to provide U.S. investors with international investment advisory services. On August 8, 2000, we completed our purchase of Robert Fleming's interest for $780 million. Investment banking and legal fees incurred were $3.2 million. Immediately after completing this transaction, we changed the name of Rowe Price-Fleming International to T. Rowe Price International. We financed the acquisition with $483 million from our cash holdings and $300 million borrowed under our five-year, $500 million syndicated bank credit facility for which The Chase Manhattan Bank serves as administrative agent. The purchase transaction resulted in goodwill of $704.4 million which will be amortized on a straight line basis over 25 years. At September 30, 2000, T. Rowe Price International's assets under management totaled $35.8 billion.

NOTE 4 - PENDING TRANSACTION.

On June 30, 2000, our stockholders approved the one-for-one exchange of their shares of our outstanding common stock for that of our newly-organized holding company, T. Rowe Price Group. The share exchange is subject to receipt of regulatory approvals and is expected to occur before the end of 2000. The exchange will result in Price Group becoming the sole owner of Price Associates and our stockholders becoming the stockholders of Price Group. The exchange will be accounted for similar to a pooling-of-interests transaction. Subsequent to the share exchange, Price Group will succeed to Price Associates' obligation for periodic public reporting.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of
T. Rowe Price Associates, Inc.

We have reviewed the condensed consolidated financial statements of T. Rowe Price Associates, Inc. and its subsidiaries as of September 30, 2000 and for the three- and nine-month periods ended September 30, 1999 and September 30, 2000, appearing on pages two through seven of this Form 10-Q Quarterly Report. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of cash flows, and of stockholders' equity for the year then ended (not presented herein), and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
October 25, 2000



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

We manage a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management were $179.6 billion at September 30, 2000, including $139.6 billion in equity securities.

ROWE PRICE-FLEMING INTERNATIONAL ACQUISITION.

On August 8, 2000, we completed our purchase of Robert Fleming Holdings' 50% interest in our consolidated subsidiary, Rowe Price-Fleming International. We financed the acquisition with $483 million from our cash holdings in the
T. Rowe Price money market funds and with borrowings of $300 million. The purchase transaction resulted in goodwill of $704.4 million which will be amortized on a straight line basis over 25 years. We believe that our acquisition will be modestly dilutive to earnings per share near-term and somewhat accretive to income before goodwill charges.

As a result of the Rowe Price-Fleming transaction, our international research contracts with Robert Fleming affiliates were terminated. Transition services are being provided to us by Robert Fleming affiliates during an interim period in which we are establishing the new operating infrastructure for our international investment operations. Additionally, we are now expanding our marketing efforts to include European investors and may seek other investors on a global basis. Our expenditures in these efforts may be significant and will precede revenues from any new investment advisory clients that we may obtain.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS 1999.

Net income increased $7 million or 11% to $69 million and diluted earnings per share rose from $.48 to $.53. Total revenues increased 17% from $260 million to $304 million, led by an increase of $35 million in investment advisory fees.

Investment advisory revenues earned from the T. Rowe Price mutual funds increased $23 million as average fund assets under management during the quarter were $116.9 billion, $14.1 billion more than in the third quarter of 1999. Fund assets rose $424 million during the three months ended September 30, 2000 and totaled $115.7 billion at quarter end, including $94.0 billion in stock and blended assets funds. Net cash inflows of $548 million into domestic stock funds were more than offset by outflows during the quarter of $379 million from international stock funds and $348 million from bond and money market funds. Included in these amounts was our redemption of $483 million from the money market funds to partially finance our Rowe Price-Fleming acquisition. Excluding this redemption, net cash inflows to all funds were $304 million during the quarter. Our domestic growth stock funds generally had net inflows while the value funds had net outflows.

Greater assets in other managed investment portfolios, including variable annuity and other subadvised funds, resulted in the balance of our advisory revenue gains totaling $11.9 million. Performance-related advisory fees were $5.4 million higher this quarter than the comparable quarter last year. We earn these performance-related fees primarily on venture capital investments that we manage and, though recurring, these fees will vary significantly as market conditions and investment portfolios change. Assets under management in the other investment portfolios that we manage were $63.9 billion at September 30, 2000, up $7.4 billion from September 30, 1999 and $200 million from June 30, 2000.

Administrative fees from advisory-related services that we provide to the funds and their shareholders rose $7.6 million from the third quarter of 1999 to $57.6 million. This increase is primarily attributable to transfer agency and recordkeeping services that we provide to defined contribution retirement plans and the T. Rowe Price mutual funds. These revenues are largely offset by the costs that we incur in providing the services.

Operating expenses increased 25% to $189 million. Greater compensation and related costs, which were up $15.4 million or 18%, were attributable to increases in our rates of compensation, including performance-related bonuses, and a 4% increase in our staff size primarily to support our growing operations. As of September 30, 2000, we employed almost 3,900 associates. Our advertising and promotion expenditures increased $2.2 million from last year's quarter to $15.5 million. These costs will vary with market conditions and investor demand for our products as we seek to expand our base both domestically and internationally. We expect to increase spending in the fourth quarter of 2000 to a level somewhat higher than that of the fourth quarter last year. Occupancy and equipment expense was $2.5 million higher in 2000 due primarily to the expansion of our operating facilities in Owings Mills in late 1999 and early 2000. New goodwill and interest charges arising from our Rowe Price-Fleming acquisition were $4.1 million and $3.5 million, respectively, during the third quarter of 2000. Because the acquisition occurred in August, these charges will increase in the fourth quarter and thereafter. Other operating expenses increased $17 million largely due to significant technology expenditures that are broad-based and include spending on current activities and new business initiatives. Additional expenses in connection with our international expansion contributed to the higher expense levels. We anticipate that these expenses will continue to be higher in the fourth quarter and thereafter in comparison to prior comparable periods, but that the amount of increase will moderate in comparison to the third quarter.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS 1999.

Net income increased $44 million or 26% to nearly $214 million and diluted earnings per share rose from $1.31 to $1.65. Total revenues increased 23% from $752 million to $921 million, led by increases of $113 million in investment advisory fees and $28 million in investment income.

Investment advisory revenues earned from the T. Rowe Price mutual funds increased $80.5 million as average fund assets under management during the first nine months of 2000 were $115.2 billion, $16.2 billion more than in the comparable period last year. Fund assets increased $1.3 billion during the 2000 period after net cash outflows from the funds of $698 million. Net cash inflows in 2000 of $911 million into domestic stock funds were more than offset by outflows of $590 million from international stock funds and $1 billion from bond and money market funds. Included in these amounts was our redemption of $483 million from the money market funds to partially finance our Rowe Price-Fleming acquisition. Excluding our redemption, net cash outflows from all funds were $215 million in the 2000 period.

Greater assets in other managed investment portfolios resulted in the balance of our advisory revenue gains totaling $32.6 million. Performance-related advisory fees account for $6.3 million of this increase.

Administrative fees from advisory-related services rose $28.0 million from the first nine months of 1999 to $175.6 million. These revenues are largely offset by the costs that we incur in providing the services.

Investment and other income rose $28.1 million from the first nine months of 1999 to $45.4 million. The strong IPO markets of late 1999 and early 2000 produced significant market gains and distributions this year from our venture investments. Higher returns on these investments account for $11.5 million of the increase; however, income from this source will vary with market conditions and the size of our investments. Net gains on stock and bond mutual fund dispositions added $7.6 million this year; larger cash holdings prior to the Rowe Price-Fleming acquisition added $4 million; and foreign currency rate fluctuations added another $3 million in 2000. We expect that investment income will generally be lower in future periods due to our smaller cash balances and bond fund holdings.

Operating expenses increased $102 million to almost $555 million. Greater compensation costs added $37 million while other operating expenses were up $34 million.

CAPITAL RESOURCES AND LIQUIDITY.

We financed the Rowe Price-Fleming International acquisition from available cash holdings of $483 million and borrowings of $300 million from the five-year, $500 million syndicated bank credit facility that we obtained in June 2000. Borrowings are set at an interest rate at 7.185% until November 8, 2000. We have also obtained a complementary $100 million, 364-day syndicated bank credit facility. We expect that available cash resources will be used to reduce outstanding borrowings in the fourth quarter of 2000 by a modest amount.

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

Our future revenues will fluctuate due to many factors, such as the total value and composition of assets under our management and related cash inflows or outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Price mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income recognized on our venture capital and other investments. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions, expansion of marketing efforts both within the U.S. and internationally, or other factors; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; changes in expense levels resulting from our acquisition of the minority interests in Rowe Price-Fleming International, including goodwill charges and interest expense, and from differences in the manner in which we provide support for our international investment advisory services; expenses and capital costs, such as technology assets, depreciation, amortization and research and development, incurred to maintain and enhance our administrative and operating services infrastructure, including Internet capabilities; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.

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

       10.02 Transfer Agency and Service Agreement dated as of January 1, 2000 between each of the T. Rowe Price mutual funds and T. Rowe Price Services, Inc. (Incorporated by reference from Form 485BPOS; Accession No. 0001012968-00-000024.)

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

       27      Financial Data Schedule.

(b) A report on Form 8-K dated August 8, 2000 was filed on August 22, 2000 reporting the acquisition of the minority interests in Rowe Price-Fleming International. (Accession No. 0000080255-00-000437.)


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 26, 2000.

T. Rowe Price Associates, Inc.


/s/ George A. Roche
    Chairman, President & Principal Financial Officer


/s/ Joseph P. Croteau, CPA
    Vice President, Treasurer & Controller